Form 10-Q
period 2006-03-31
VISICU INC
filed 2006-05-03
CIK 1166463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 000-51865
Visicu, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107238
(State or other jurisdiction	(I.R.S. Employer Identification No.)
of incorporation or organization)
217 East Redwood Street, Suite 1900
Baltimore, Maryland 21202-3315
(Address of principal executive offices, including zip code)
(410) 276-1960
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 1, 2006

Common Stock, $.0001 par value per share	32,212,072 shares

VISICU, INC.
Quarterly Report on Form 10-Q for the three month period ended March 31, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VISICU, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,379	$15,194
Accounts receivable	8,971	5,139
Prepaid expenses and other current assets	527	665
Deferred tax assets	9,300	9,300

Total current assets	30,177	30,298

Property and equipment:
Computer equipment and software	2,667	2,777
Office furniture and equipment	327	328
Leasehold improvements	104	104

	3,098	3,209
Accumulated depreciation	1,318	1,522

	1,780	1,687

Deferred contract costs	4,538	4,548
Deferred tax assets	6,604	6,604
Other assets	1,601	1,682

Total assets	$44,700	$44,819

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable and accrued expenses	$1,950	$1,706
Accrued compensation and related costs	1,478	827
Deferred revenue	23,516	24,503
Other current liabilities	25	26

Total current liabilities	26,969	27,062

Other long-term liabilities	575	568
Deferred revenue	24,097	22,408

Total liabilities	51,641	50,038

Stockholders’ deficit:
Series A Preferred Stock, $.0001 par value; 3,500,000 shares authorized; 3,375,000 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	—	—
Series B Preferred Stock, $.0001 par value; 11,500,000 shares authorized; 11,016,057 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	1	1
Series C Preferred Stock, $.0001 par value and related warrants to purchase 43,796 shares of Series C Preferred Stock;15,000,000 shares authorized; 4,994,228 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively	1	1
Common stock, $.0001 par value, 40,000,000 shares authorized; 4,537,841 and 5,868,877 issued and outstanding at December 31, 2005 and March 31, 2006, respectively	—	1
Additional paid-in capital	32,905	29,363
Unearned stock-based compensation	(4,949)	—
Accumulated deficit	(34,899)	(34,585)

Total stockholders’ deficit	(6,941)	(5,219)

Total liabilities and stockholders’ deficit	$44,700	$44,819

     See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended March 31,
	2005	2006

Revenues:
License revenue	$1,499	$3,018
Service revenue	1,996	3,651

Total revenues	3,495	6,669

Direct cost of revenues:
Cost of licenses	61	171
Cost of services (1)	694	1,232

Total direct cost of revenue	755	1,403

Gross profit	2,740	5,266

Operating expenses:
Sales and marketing (1)	1,006	1,305
Research and development (1)	1,285	1,397
General and administrative (1)	1,507	2,112

Total operating expenses	3,798	4,814

Income (loss) from operations	(1,058)	452

Other income (expense):
Interest income	43	140
Interest expense	(4)	(2)

	39	138

Income (loss) before income taxes	(1,019)	590

Income tax expense	1	276

Net income (loss)	(1,020)	314

Accretion of preferred stock	(354)	—

Net income (loss) attributable to common stockholders	$(1,374)	$314

Net income (loss) loss attributable to common stockholders per share:
Basic	$(0.40)	$0.06

Diluted	$(0.40)	$0.01

Weighted average shares outstanding used in computing per share amounts:
Basic	3,429	5,276

Diluted	3,429	27,500

(1) Amounts include non-cash stock-based compensation expense as follows:
Cost of services	$3	$35
Sales and marketing expense	41	127
Research and development expense	52	118
General and administrative expense	27	291

Total non-cash stock-based compensation expense	$123	$571

      See accompanying notes to financial statements.

STATEMENT OF STOCKHOLDERS’ DEFICIT
(in thousands)
(unaudited)

					Additional	Unearned		Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance at January 1, 2006	19,385	$2	4,538	$—	$32,905	$(4,949)	$(34,899)	$(6,941)

Non-employee stock-based compensation expense					90			90

Vesting of employee stock options					481			481

Exercise of options for common stock			1,331	1	763			764
Excess tax benefit from exercise of options for common stock					73			73

Elimination of unearned stock-based compensation expense against additional paid-in capital upon adoption of SFAS No. 123(R)					(4,949)	4,949		—

Net income							314	314

Balance at March 31, 2006	19,385	$2	5,869	$1	$29,363	$—	$(34,585)	$(5,219)

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2005	2006

Operating activities

Net income (loss)	$(1,020)	$314

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation	151	204
Amortization	25	29
Non-cash stock-based compensation charge	123	571
Excess tax benefit from stock-based compensation	—	(73)
Changes in operating assets and liabilities:
Accounts receivable	2,351	3,835
Prepaid expenses and other current assets	(10)	(138)
Deferred contract costs	(149)	(10)
Accounts payable and accrued expenses	7	(171)
Accrued compensation and related costs	(674)	(651)
Deferred revenue	3,793	(659)

Net cash provided by operating activities	4,597	3,251

Investing activities
Purchase of property and equipment	(246)	(111)
Capitalized software additions	(40)	(7)
Change in other assets	6	12

Net cash used in investing activities	(280)	(106)

Financing activities
Payment of financing costs for initial public offering	—	(162)
Repayment of obligations under capital lease	(6)	(5)
Exercise of options to purchase common stock	4	764
Excess tax benefit from stock-based compensation	—	73

Net cash provided by (used in) financing activities	(2)	670

Net increase in cash and cash equivalents	4,315	3,815
Cash and cash equivalents at beginning of period	8,639	11,379

Cash and cash equivalents at end of period	$12,954	$15,194

Supplemental cash flow information:
Income taxes paid	$1	$35

Unpaid financing costs related to initial public offering	$—	$628

See accompanying notes to financial statements.

VISICU, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1.	Basis of Presentation
     The accompanying unaudited financial statements of Visicu, Inc., or the Company, and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or SEC. These unaudited financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.
     The results of operations for the three months ended March 31, 2006 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.
     The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005 that are included in the Company’s Registration Statement on Form S-1/A that was filed with the SEC on April 4, 2006.
2.	Stock-Based Compensation
     On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” This statement requires the Company to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. The Company elected to adopt SFAS No. 123(R) using the “Modified Prospective Application” transition method which does not result in the restatement of previously issued financial statements. Under the modified prospective application transition method, unvested stock-based awards issued prior to November 29, 2005, the date the Company filed a registration statement to publicly sell its equity securities, are accounted for pursuant to APB No. 25 using the intrinsic value method originally applied to those awards. Stock-based awards issued subsequent to December 31, 2005, the date of adoption, are measured at their fair value at the date of grant. The resulting compensation expense is recognized in the statement of operations ratably over the vesting period of the award.
     For all grants, the amount of compensation expense to be recognized is adjusted for an estimated forfeiture rate which is based on historical data and current assumptions.
     As a result of the adoption of this new accounting standard, $571,000 of compensation expense and a related deferred tax benefit of $88,000 were recognized during the first quarter of 2006. In addition, the Company previously recorded unearned stock-based compensation for non-vested stock options of employees and directors in the stockholders’ deficit section of the balance sheet. Under SFAS No. 123(R), additional paid-in capital associated with share based payments is recorded only for vested awards. Accordingly, upon adoption, the Company eliminated unearned stock-based compensation of $4.9 million against additional paid-in capital. The impact to the financial statements for the three months ended March 31, 2006 on income before income taxes and net income was $38,000 and $57,000 lower, respectively, than if the Company had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 and $0.00 per share, respectively.
     SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operations. The prior year statement of cash flows has not been restated. The tax benefit from the exercise of options was $0 during the three months ended March 31, 2005 and $73,000 during the three months ended March 31, 2006.

     Below is a summary of the key terms and methods of valuation for stock-based compensation awards:
     The fair value of the options was estimated using the Black-Scholes-Merton option-pricing model which incorporates the assumptions noted in the table below. Expected volatilities are based on comparable publicly-traded companies and estimates of future conditions. Historical data was used to estimate the timing and amount of option exercises within the valuation model. The expected term of the options represents the period of time that options are estimated to remain unexercised. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Substantially all of the options granted are exercisable pursuant to a four-year vesting schedule. The maximum contractual life of awards granted is generally 10 years.
     The fair values of grants during the three months ended March 31, 2006 were computed using the following assumptions for the various stock compensation plans:

Three Months Ended
March 31, 2006
Risk-free interest rate	4.4%
Estimated option expected lives	4 years
Volatility	64%
Dividend rate	0.0%
     A summary of option activity as of March 31, 2006, and changes during the three months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Options outstanding at December 31, 2005	4,463	$0.84
Options granted	431	5.67
Options exercised	(1,331)	0.57
Options forfeited	(3)	0.46

Options outstanding at March 31, 2006	3,560	1.52	7.56	$6,681

Vested and expected to vest at March 31, 2006	3,453	1.52	7.56	$6,481

Exercisable at March 31, 2006	1,658	0.59	5.88	$399
     The weighted-average minimum value of options granted below estimated fair value of common stock during the three months ended March 31, 2005 was $2.63. The weighted-average exercise price of options granted below the estimated fair value of common stock during the three months ended March 31, 2005 and 2006, was $1.30 and $5.67, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of options exercised during the three months ended March 31, 2005 and 2006, was $0 and $420,000, respectively.

     A summary of stock options outstanding at March 31, 2006 follows (shares in thousands):

		Number of	Weighted-Average Remaining
Exercise	Number of Options	Options	Contractual Life of Options
Price	Outstanding	Exercisable	Outstanding
$ .10	110	110	3.07
$ .35	1,251	976	6.45
$ .90	842	518	6.78
$1.80	822	37	9.22
$2.82	106	3	9.58
$5.67	429	14	9.82

	3,560	1,658

     In 2005, the board of directors adopted and the stockholders approved an amendment and restatement of the 1998 Stock Option Plan, revising certain of the terms and conditions of the plan and changing the name of the plan to the Visicu, Inc. Equity Incentive Plan. Effective January 1, 2006, the amended and restated plan authorizes the issuance of up to 7.59 million shares of common stock.
     Nonvested restricted shares as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Number of	Weighted-
	shares	Average Grant
	(in thousands)	Date Fair Value

Nonvested at December 31, 2005	250	$5.00
Granted	100	$4.87
Vested	(63)	$3.74
Forfeited	—	$—

Nonvested at March 31, 2006	287	$5.23

     Total unrecognized compensation expense from stock options and restricted shares at March 31, 2006 was $7.6 million, which is expected to be recognized over a weighted-average period of 3.5 years. The total fair value of shares vested during the three months ended March 31, 2005 and 2006, was $110,000 and $573,000, respectively.

     For the three months ended March 31, 2005, the intrinsic value method of accounting prescribed by APB No. 25 for stock options was applied. Compensation expense was recognized for these stock options since the options were granted at an exercise price less than the estimated fair value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted using the minimum value method in accordance with the provisions of SFAS No. 123, the net loss would have been reduced to the following pro forma amounts, as follows (in thousands, except per share amounts):

Three Months Ended
March 31, 2005
Net loss as reported	$(1,374)
Add: stock-based employee compensation expense recorded, net of income taxes	41
Deduct: pro forma stock-based employee compensation expense, net of income taxes	43

Pro forma net loss	$(1,376)

Net loss attributable to common stockholders per share:
Basic — as reported	$(0.40)

Basic — pro forma	$(0.40)

Diluted — as reported	$(0.40)

Diluted — pro forma	$(0.40)

      The Company valued its options issued during the three months ended March 31, 2005 using a risk-free interest rate of 3.7%, estimated option expected lives of 4 years and a dividend rate of 0%.
     Pro forma compensation expense recognized under SFAS No. 123 does not consider potential forfeitures and amortizes the compensation expense ratably over the vesting period. These computational differences and the differences in the terms and nature of 2006 stock-based compensation awards create incomparability between the pro forma stock compensation presented above and the stock compensation recognized in 2006.
     For purposes of pro forma disclosures for employee options, the estimated value of the options is amortized to expense over the options’ vesting period.
     The Company accounts for stock options granted to non-employees based on the estimated fair value of the options granted, which the Company believes is a more reliable measure than estimating the fair value of the services provided. In determining the fair value of options granted to non-employees, the Company uses the Black-Scholes-Merton option-pricing model. The Black-Scholes-Merton option-pricing model is a model that was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires the input of six variables, consisting of (i) the estimated fair value of the common stock, (ii) the exercise price of the option, (iii) the expected dividend yield, (iv) the expected volatility of the common stock over the estimated life of the option, (v) the expected life of the option and (vi) the risk-free interest rate. The fair value of an option issued to a non-employee is measured on the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Estimated amounts of expense are recognized as the non-employee performs under the arrangement. Those estimates are adjusted on the final measurement date.

3.	Net Income (Loss) Attributable to Common Stockholders Per Share
     Basic net income (loss) attributable to common stockholders per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of shares outstanding for the period. Diluted net income (loss) attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.
     The following table summarizes the potential outstanding common stock of the Company as of the end of each period (in thousands).

	March 31,
	2005	2006
Options to purchase common stock	4,560	3,560
Shares of common stock into which outstanding preferred would be convertible upon the exercise of preferred stock warrants	120	44
Shares of common stock into which outstanding preferred stock is convertible	19,335	19,385

Total options, warrants, and preferred stock exercisable or convertible into common stock	24,015	22,989

     For the period ended March 31, 2005, if the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for those periods presented in the accompanying statements of operations.
     For the three months ended March 31, 2006, if the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be dilutive. The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations for the three months ended March 31, 2006 (in thousands):

Weighted-average shares-basic	5,276
Effect of options to purchase common stock	2,839
Effect of assumed conversion of preferred stock	19,385

Weighted-average shares-diluted	27,500

4.	Income Taxes
     The estimated effective tax rate for the three months ended March 31, 2005 and 2006 was 0% and 46.8%, respectively. The difference between the blended statutory tax rate and the estimated effective tax rate for the three months ended March 31, 2005 was primarily due to the change in the valuation allowance during the period. The difference between the blended statutory tax rate and the estimated effective tax rate for the three months ended March 31, 2006 was primarily due to permanent differences, resulting from non-deductible stock-based compensation expense related to Incentive Stock Options.

5.	Concentrations of Credit Risk
     Throughout the period, the Company had deposits in a financial institution in excess of federally insured amounts, primarily in a repurchase agreement that is collateralized by U.S. Government securities and federal agency securities. The Company has not experienced any losses on its deposits.
     The Company has two customers that represent 22% and 14% of accounts receivable as of March 31, 2006 and no customers that represent more than 10% of revenue for the period ended March 31, 2006.
6.	Contingencies
     The Company’s only issued U.S. patent is the subject of ongoing legal and regulatory proceedings. iMDsoft Ltd. has requested that the U.S. Patent Office declare an interference and that the patent be revoked and a patent with identical claims be issued to iMDsoft. In addition, Cerner Corporation has filed a lawsuit against the Company in which it seeks as one of its remedies a declaration that the patent is invalid and unenforceable. If the outcome of one or more of these proceedings is unfavorable to the Company, its business and financial results could be adversely affected. Also, in February 2006, the Company received notice that it may be named as a defendant in a lawsuit threatened to be filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. The Company has not been served with a complaint and does not have information sufficient to assess the merits of the possible claim or claims. The Company is unable to predict the outcome of any of the foregoing proceedings or matters, or to quantify any effect that they might have on its business, financial condition or operating results.
7.	Subsequent Event
     On April 5, 2006, the Company completed an initial public offering (“IPO”) of its common stock. On April 10, 2006, the Company closed its IPO by selling an aggregate of 6,900,000 shares of its common stock, from which the Company received net proceeds of approximately $100.8 million (after deducting underwriting discounts, commissions and estimated offering costs). As of December 31, 2005 and March 31, 2006, the Company had deferred approximately $915,500 and $1,078,000, respectively, of stock issuance costs. These amounts are included in other assets in the balance sheets. In addition, at the closing of the IPO, all outstanding shares of the Company’s convertible preferred stock converted into 19,385,285 shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of the registrant’s financial condition and results of operations should be read together with the financial statements and related notes appearing in Item 1 of this Part I. The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Forward-looking Statements” below, our actual results may differ materially from those anticipated in these forward-looking statements. You should also consider the risks and uncertainties discussed under the “Risk Factors” heading in Item 1A of Part II below. Unless the context requires otherwise, references in this report to “Visicu,” “we,” “us” and “our” refer to the registrant, Visicu, Inc.
Overview
     We are a healthcare information technology and clinical solutions company focused on transforming the delivery of hospital-based critical care through our eICU Program. Our eICU Program is an advanced remote monitoring system for ICUs that allows hospitals to help improve patient outcomes, reduce costs, increase capacity, improve the quality of life of critical care professionals and increase revenue potential. Our eICU Program consists of our eCareManager suite of software products and clinical solutions and services. We supplement the eCareManager software with comprehensive technical and clinical implementation services and ongoing product and program support and reporting services. We sell our eICU Program primarily to multi-hospital systems and networks of community and rural hospitals. We have implemented our eICU Program with some of the largest multi-facility healthcare providers in the United States.
     Our eICU Program consists of our eCareManager suite of software products and clinical solutions and services. We supplement the eCareManager software with comprehensive technical and clinical implementation services and ongoing product and program support and reporting services.
     We were founded in March 1998. We implemented our first eICU Program in June 2000. Our total revenues increased from $2.2 million in 2003 to $18.4 million in 2005. Our revenue growth has been driven primarily by growth in our customer base, which has increased from six activated eICU Centers as of December 31, 2003 to 29 activated eICU Centers as of March 31, 2006, and from additional sales to existing customers to expand their use of our eICU Program.
     Our current strategy for long-term, sustained growth in our revenue consists of increasing our sales and marketing efforts to both new and current customers in the United States, enhancing our solution offerings, evaluating opportunities to expand the eICU Program model within the hospital setting and pursuing international market opportunities.
Sources of Revenue
     Our principal sources of revenues are license, implementation and customer support service fees. We derive our revenues under multiple element arrangements with our customers. Under these arrangements, we provide our customers with a perpetual license of our software, professional services over a scheduled implementation plan and support services following implementation over a three-year support agreement. Our scheduled implementation plan ranges from seven to nine months for an initial implementation for a new customer and from four to nine months for an additional implementation for an existing customer. Our support agreements are typically renewable for additional three-year terms.
     Our software license fees typically are based on a combination of the number of eICU Centers a customer operates and the number of ICU beds that the customer monitors with the eICU Program. Our implementation fees typically are based on an implementation plan developed in conjunction with the customer. Our support fees typically are calculated as a percentage of license fees. Under most of our existing customer agreements, if we offer a lower price on license fees to new customers making comparable purchases from us, we must offer that same lower price to those existing customers. Some of our existing customer agreements also expressly require us to refund or credit license fees previously paid by the existing customer if we offer a lower price on license fees to new customers making comparable purchases. We expect to maintain the principal terms of our existing customer contracts and include our standard principal contract terms in contracts that we sign with new customers.
     We typically invoice our license fees based on contract milestones that trigger license payment obligations by our customers. These milestones typically include execution of the contract and customer activation of our eICU Program. We typically invoice our professional service implementation fees based on contract milestones that trigger implementation payment obligations by our customers. These milestones typically include execution of the contract, interim implementation milestones and achievement of fully operational status of our eICU Program. We typically invoice our customer support service fees quarterly in advance throughout the three-year term of the support agreement, commencing upon the expiration of the warranty period which is typically sixty days after activation. Our customer agreements typically require payment within 30 days to 45 days from the date of invoice. As described below in “—Critical Accounting Policies—Revenue Recognition,” we recognize revenues from license, implementation and support service fees ratably over the term of the customer’s support agreement, beginning when our eICU Program is fully operational at the customer site. As a result, to the extent we have not yet recognized any of the invoiced fees described above as revenue, we record those unrecognized amounts on our balance sheet as deferred revenues.
     Our eICU Program has a lengthy sales cycle, which is typically nine months and may take longer. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our sales may vary significantly from quarter to quarter. In addition, because we recognize revenues from customer contracts ratably over the term of our support agreements, a change in new customer sales or renewals of support agreements in any one quarter or series of quarters may not be immediately reflected in our financial results and may negatively affect our revenue in future quarters.
     Our multi-year customer support agreements combined with our ratable revenue recognition methods provide us with a substantial backlog of contractually committed future revenues. As of March 31, 2006, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $74.5 million. As of December 31, 2005, our revenue backlog amounted to $70.2 million, of which we expect to recognize approximately 40% of in 2006. As of December 31, 2004, our revenue backlog amounted to $54.2 million. Our backlog will decrease as we recognize revenues under existing contracts, and it will increase as we sign more customer contracts. Our backlog would also decrease if any of our customers are unable to fulfill their obligations under their agreements with us or terminate their agreement with us prior to expiration. Our customers may terminate their agreements if we breach any material term and fail to cure the breach within a specified time after receipt of written notice of the breach, which is typically 30 days.
Direct Cost of Revenue
The direct cost of our revenues consists primarily of:
•	salaries, benefits and stock-based compensation for personnel to provide professional and support services to customers;

•	cost of customer-related services provided by subcontractors;

•	billable and non-billable travel, lodging and other out-of-pocket customer-related expenses; and

•	license fees for third-party software used to enhance our program.
     We capitalize direct and incremental costs of revenues for which revenue has been deferred, primarily labor costs for professional implementation service fees, and recognize those costs ratably over the related period of revenue recognition.
Operating Expenses
     Sales and Marketing. Sales and marketing expense consists primarily of:
•	salaries, benefits and stock-based compensation related to sales and marketing personnel;

•	commissions;

•	travel, lodging and other out-of-pocket expenses; and

•	marketing programs such as trade shows and advertising campaigns.
     Although we recognize substantially all of our revenues ratably over the term of our customer support agreements, we recognize sales commissions at the time a customer agreement is executed. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities. As a result, we expect that in the future, sales and marketing expenses will increase in absolute terms but will decrease as a percentage of revenues.
     Research and Development. Research and development expense consists primarily of salaries, benefits and stock-based compensation related to personnel who work on the development of new products, enhancement of existing products, quality control and testing. We expect that in the future, research and development expenses will increase in absolute terms but will decrease as a percentage of revenues.

     General and Administrative. General and administrative expense consists primarily of:
•	salaries, benefits and stock-based compensation related to general and administrative personnel;

•	professional fees; and

•	facilities and other related overhead.
     We expect that general and administrative expenses will increase in absolute terms and may increase as a percentage of revenue in the future due to increases in stock-based compensation, investments in our infrastructure to support our growth and anticipated additional expenses related to being a publicly-traded company, including increased audit fees and costs of compliance, primarily resulting from the Sarbanes-Oxley Act of 2002.
Legal and Regulatory Proceedings
     Our only issued U.S. patent is the subject of ongoing legal and regulatory proceedings. iMDsoft Ltd. has requested that the U.S. Patent Office declare an interference and that our patent be revoked and a patent with identical claims be issued to iMDsoft. In addition, Cerner Corporation has filed a lawsuit against us in which it seeks as one of its remedies a declaration that our patent is invalid and unenforceable. If the outcome of one or more of these proceedings is unfavorable to us, our business and our financial results could be adversely affected. We are unable to predict the outcome of these proceedings or to quantify any effect that they might have on our liquidity, financial position or business.
Critical Accounting Policies
     We prepare our financial statements in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. On an ongoing basis, we evaluate our estimates and assumptions. Our actual results may differ from these estimates under different assumptions or conditions.
     We believe that of our significant accounting policies the following policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical in fully understanding and evaluating our financial condition and results of operations.
     Revenue Recognition
     We derive our revenues under multiple element arrangements with our customers. Under these arrangements, we license software, provide professional services and provide post-contract customer support services for our eICU Program. We recognize revenue for software licenses and services in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, No. 97-2, Software Revenue Recognition, as amended. Under SOP No. 97-2, revenues from software license and service agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on vendor specific objective evidence. Evidence of fair value is limited to the price or fee for the deliverable when we sell it separately from other deliverables. In the absence of evidence of the fair value of a delivered element, we allocate revenue first to the undelivered elements based on evidence of fair value, and then allocate residual revenue to the delivered elements. If evidence of the fair value of the undelivered elements is not known, we defer the revenue until such time as the only remaining undelivered element is post-contract customer support services, at which time we recognize revenue ratably over the term of the support agreement.
     We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with customers, including our post-contract customer support services. Accordingly, we recognize revenue from customer arrangements ratably over the post-contract customer support service period, which is typically three years. If we are able to objectively and reliably determine the fair value of the post-contract customer support services, we could begin to recognize revenue from the delivered software and implementation services upon customer acceptance. To date, two of our customers have renewed their support agreements for an additional three-year term. Support agreements are subject to renewal for three additional eICU Centers in 2006, seven eICU Centers in 2007 and 12 eICU Centers in 2008. If a significant number of these customers renew their support agreements at the contractual renewal rate, we may determine that we are able to objectively and reliably determine the fair value of the post-contract customer support services.
     Allowance for Doubtful Accounts
     Our accounts receivable consist primarily of payments due from customers under license and support agreements. We specifically analyze accounts receivable for collectibility based on the creditworthiness of each customer and our customer payment history. We provide an allowance for doubtful accounts when we determine that the collection of an outstanding customer receivable is not probable.
     Historically, we have recorded insignificant amounts of bad debt expense, and at December 31, 2005 and March 31, 2006, we estimated that all accounts receivable were likely to be collected. We may determine in future periods that allowances for uncollectible accounts receivable are required, based on changes in conditions and trends or customer payment history.

     Deferred Contract Costs
     We capitalize direct and incremental implementation costs specifically attributable to customer contracts for which revenue has been deferred. These costs consist principally of labor costs related to the implementation of our eICU Program. We recognize these costs ratably over the related period of revenue recognition.
     Software Development Costs
     We account for costs of software developed to be sold or licensed to our customers under SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Under SFAS No. 86, we expense the costs of research, including our predevelopment efforts prior to establishing technological feasibility and costs incurred for training and maintenance. We capitalize software development costs when technological feasibility has been established until the product is available for general release and anticipated future revenues assure recovery of the capitalized amounts. Our determination of when technological feasibility has been established requires a judgment in assessing a number of complex factors involving the technical status of our development projects. We amortize capitalized costs over the estimated useful life of the asset.
     We reported approximately $132,000 of capitalized software costs, net of accumulated amortization, in other assets in our balance sheet as of March 31, 2006 and approximately $155,000 as of December 31, 2005. We are generally amortizing these costs over a three-year period.
     Stock-Based Compensation
     For stock option grants prior to November 29, 2005, the date that we originally filed our registration statement for the initial public offering of our shares, we accounted for our employee stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, we recorded compensation expense for stock options issued to employees in fixed amounts and with fixed exercise prices only to the extent that the exercise prices were less than the fair value of our common stock at the date of the grant. We made disclosure in our financial statements regarding employee stock-based compensation using the minimum value method in accordance with Statement of Financial Accounting Standards, or SFAS No. 123, Accounting for Stock-Based Compensation, and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123 and related interpretations.
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, which will be applied to the awards issued after November 29, 2005. We did not grant any stock options between November 29, 2005 and December 31, 2005. We will continue to account for unvested stock-based awards issued prior to November 29, 2005 using the intrinsic value method originally applied to those awards. Our adoption of SFAS No. 123(R) fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. For more information regarding our accounting for stock option grants, see Note 2 to the accompanying financial statements, “Stock-Based Compensation.”
     Prior to January 31, 2006, we granted our employees options to purchase our common stock at exercise prices equal to the fair value of the underlying common stock at the date of each grant, as determined by either our board of directors or retrospective or contemporaneous valuations by an unrelated valuation specialist. In connection with our preparation of our 2005 audited financial statements and solely for the purposes of accounting for stock-based compensation, our board of directors and management reconsidered the fair value of the common stock underlying the stock options that we granted to employees after January 1, 2004. Our board and management reexamined the approaches that had been taken and the assumptions that had been relied upon in our valuation specialist’s valuation reports in light of our business achievements and our progress in connection with our pending IPO at that time. In particular, our board and management noted the disparities between the fair values of the common stock as determined in the retrospective and contemporaneous valuations prepared by our valuation specialist and the original midpoint of the price range published for the IPO. As a result, our board and management reviewed and, where appropriate, reassessed the estimates of fair value of our common stock after January 1, 2004.

     As a result of our reassessment of the fair value of our common stock underlying stock option grants to employees, we will record stock-based compensation expense ratably for each stock option granted during the reassessed periods based upon the difference between the retrospectively determined fair value of our common stock at the date of the stock option grant and the exercise price of the stock option. For the three months ended March 31, 2006, we recorded $571,000 of stock-based compensation expense compared to $123,000 for the comparable period in 2005. Additionally, we account for stock-based compensation relating to stock options granted to non-employees based on the fair value of the options granted, using the Black-Scholes-Merton option-pricing model. We measure the fair value of the option issued to a non-employee as of the earlier of the performance commitment date or the date the services required under the arrangement with the non-employee have been completed. We recognize estimated amounts of stock-based compensation expense as the non-employee performs under the arrangement. We adjust our estimates as of the final measurement date.
     The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the period was approximately $420,000. Total unrecognized compensation expense from stock options and restricted shares was $7.6 million which is expected to be recognized over a weighted-average period of 3.5 years.
     Income Taxes
     We account for income taxes using the liability method in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount and tax bases of assets and liabilities and operating loss and tax credit carryforwards. We recorded significant deferred tax assets in the past several years, consisting primarily of operating loss carryforwards and deferred revenue temporary differences.
     Because of the inherent uncertainty of projections of future profitability, it is possible that our estimates of the realization of recorded deferred tax assets may change in future periods.
Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	March 31,
	2005	2006
Revenues:
License revenue	43%	45%
Service revenue	57	55

Total revenues	100	100
Direct cost of revenues:
Cost of licenses	2	3
Cost of services	20	18

Total direct cost of revenues	22	21

Gross profit	78	79
Operating expenses:
Sales and marketing	29	20
Research and development	37	21
General and administrative	43	32

Total operating expenses	109	72

Income (loss) from operations	(30)	7
Other income:
Total other income	1	2

Income (loss) before income taxes	(29)	9
Income tax expense	—	4

Net income (loss)	(29)%	5%

Three Months Ended March 31, 2006 and 2005
     Revenues. Total revenues for the three months ended March, 31 2006 were $6.7 million, an increase of $3.2 million, or 91%, over revenues of $3.5 million for the three months ended March, 31 2005.
     The increase in revenues was due to the increase in the number of activated eICU Centers and additional activations by existing customers to expand their use of our eICU Program. The number of activated eICU Centers increased from 20 eICU Centers at March 31, 2005 to 29 eICU Centers at March 31, 2006. The increase in customers was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program. We record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any period contributes more to revenue during that period than a comparable eICU Center that is activated late in that period. As a result, the increase in revenue for any period compared to the prior period does not directly correlate to the increase in the number of activated eICU Centers at the end of the period compared to the beginning of the period.
     Total deferred revenue increased from $36.9 million as of March 31, 2005 to $46.9 million as of March 31, 2006. This increase was primarily due to the increase in the number of contractually committed eICU Centers. At March 31, 2005, we had 26 contractually committed eICU Centers, of which 20 were activated and six were in the process of implementing the eICU Program. At March 31, 2006, we had 35 contractually committed eICU Centers, of which 29 were activated and six were in the process of implementing the eICU Program. We consider an eICU Center to be contractually committed once a customer has signed a contract ordering our eICU Program. We consider a contractually committed eICU Center to be activated once the implementation of our eICU Program has been completed and the eICU Center is operational. The increase in contractually committed eICU Centers resulted in an increase in deferred revenue because we invoice our fees before we recognize revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the three months ended March 31, 2006 was $1.4 million, an increase of $648,000, or 86%, over total direct cost of revenues of $755,000 for the three months ended March 31, 2005. The increase was primarily due to increased implementation expenses of $247,000 from the growth in the number of activated eICU Centers and additional activations by existing customers, increased employee-related costs of $287,000, including non-cash stock-based compensation of $32,000, for ongoing support services and increased costs of $114,000 for third-party licenses. We had 37 full-time equivalent employees who provided technical, clinical and post-contract support services at March 31, 2006 compared to 31 full-time equivalent employees at March 31, 2005 as we hired additional personnel to provide technical and clinical and post-contract support services to our growing customer base. The increase in third-party license expenses was primarily due to the additional licenses needed to support our growing customer base.
     Total deferred contract costs increased from $4.0 million as of March 31, 2005 to $4.5 million as of March 31, 2006. The increase in deferred costs was due to the increase in our customer base during this period.
     Gross Profit. Gross profit increased from $2.7 million, or 78% of total revenues, for the three months ended March 31, 2005 to $5.3 million, or 79% of total revenues, for the three months ended March 31, 2006. The increase in gross profit as a percentage of total revenues was primarily due to efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended March 31, 2006 were $1.3 million, an increase of $299,000, or 30%, over sales and marketing expenses of $1.0 million for the three months ended March 31, 2005. The increase was primarily due to increased employee-related costs of $261,000, including sales commissions and non-cash stock-based compensation of $86,000. We had 13 full-time equivalent sales and marketing employees at March 31, 2006 compared to 10 full-time equivalent employees at March 31, 2005.
     Research and Development Expense. Research and development expenses for the three months ended March 31, 2006 were $1.4 million, an increase of $112,000, or 9%, over research and development expenses of $1.3 million for the three months ended March 31, 2005. The increase was primarily due to increased employee and contractor related costs of $134,000, including non-cash stock-based compensation of $66,000, offset in part by reduced training costs of $15,000. We had 37 full-time equivalent research and development employees at March 31, 2006 compared to 34 full-time equivalent employees at March 31, 2005 as we hired additional personnel to upgrade and expand our software programs in an effort to release a software upgrade approximately once every six to nine months.

     General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2006 were $2.1 million, an increase of $605,000, or 40%, over general and administrative expenses of $1.5 million for the three months ended March 31, 2005. The increase in general and administrative expenses was primarily due to increased recruiting and employee-related costs of $477,000, including non-cash stock-based compensation of $264,000, and increased facility, business insurance and depreciation costs of $154,000. We had 14 full-time equivalent general and administrative employees at March 31, 2006 compared to 10 full-time equivalent employees at March 31, 2005 as we hired additional technical support and accounting personnel to support our growth.
     Other Income (Expense). Other income for the three months ended March 31, 2006 was $138,000, compared to $39,000 for the three months ended March 31, 2005. The increase was due to interest income earned on our cash balances, which increased during the period.
     Income Taxes. Our income tax expense for the three months ended March 31, 2006 was $276,000, compared to $1,000 for the three months ended March 31, 2005. The increase in the income tax expense is primarily due to estimated state tax payments made for the various states in which we operate.
Liquidity and Capital Resources
     At March 31, 2006, our principal sources of liquidity were cash and cash equivalents totaling $15.2 million and accounts receivable of $5.1 million.
     Net cash provided by operating activities was $3.3 million during the three months ended March 31, 2006 consisted primarily of collections of accounts receivable, compared to $4.6 million during the three months ended March 31, 2005 which consisted primarily of collections of accounts receivable and increase in deferred revenue offset by net losses from operations.
     As of December 31, 2005, we had net operating loss carryforwards of $14.5 million available to reduce future taxable income. In the future, we expect to utilize our available net operating loss carryforwards and would begin making cash tax payments at that time. In addition, the limitations on utilizing net operating loss carryforwards and other minimum state taxes may also increase our overall tax obligations.
     Net cash used in investing activities was $106,000 for the three months ended March 31, 2006 compared to $280,000 for the three months ending March 31, 2005. Net cash used in investing activities consisted primarily of purchases of fixed assets for network infrastructure, development tools and equipment, and computer equipment for our employees. We expect to increase our expenditures in each of these areas to support the anticipated growth of our operations.
     Net cash provided by financing activities was $670,000 for the three months ended March 31, 2006, consisting primarily of proceeds from the exercise of options to purchase our common stock compared to net cash used by financing activities of $2,000 for the three months ended March 31, 2005 primarily due to the payments on our capital lease.
     On April 10, 2006 the Company closed its initial public offering (“IPO”) by selling an aggregate of 6,900,000 shares of its common stock, from which the Company received cash proceeds, net of estimated expenses, of approximately $100.8 million. We believe that our current cash balance and the proceeds received from the IPO will be adequate to meet our liquidity requirements for the next twelve months.
Forward-looking Statements
     This report contains forward-looking statements that are made pursuant to the provisions of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve a number of risks and uncertainties. Investors are cautioned that statements in this report that are not strictly historical statements constitute forward-looking statements. It is important to note that the company’s performance, and actual results, financial condition or business could differ materially from those expressed in the forward-looking statements. The words “may”, “could”, “would”, “should”, “outlook”, “positions us”, “guidance”, “expects”, “estimates”, “intends”, “plans”, “projects”, “anticipates”, “believes”, “predicts”, “potential” or the negative of these words, variations thereof or similar expressions are intended to identify such forward-looking statements. You should not place undue reliance on forward-looking statements since they involve known and unknown risks, uncertainties and other factors which are, in some cases, beyond our control and which could materially affect actual results, levels of activity, performance or achievements. Factors that could cause results to differ materially from current expectations include, but are not limited to:
•	market acceptance of our principal product offering and any new product releases;

•	the price, performance and reliability of our products and services;

•	our ability to attract and retain new customers and renewal rates of our existing customers;

•	unanticipated delays or problems in releasing new products and services;

•	financial and budget constraints of hospitals, changes in our pricing practices or our competitors’ pricing practices and changes in the healthcare industry;

•	the introduction or availability of competing products or services and other competitive factors;

•	changes in the government regulation of our products and services;

•	the loss of intellectual property protection;

•	the loss of key management personnel; and

•	the possibility of unfavorable outcomes in regulatory and legal proceedings.
     Additional discussion of these and other factors affecting the our business is contained under the “Risk Factors” heading in Item 1A of Part II below and in our periodic filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect changed assumptions the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     Interest income and expense are sensitive to changes in the general level of U.S. interest rates. However, based on the nature and level of our investments as of the end of the period covered by this report, which are primarily cash and cash equivalents, we believe that there is no material risk of exposure.
Item 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
     On November 12, 2004, Cerner Corporation, a supplier of healthcare information technology, including a solution related to the delivery of care to patients in ICUs, filed a lawsuit against us in the United States District Court for the Western District of Missouri. In this matter, Cerner requests a declaration that, among other things: (1) our issued U.S. patent is invalid and unenforceable; (2) Cerner has not infringed our patent; and (3) certain actions that we have taken have threatened Cerner and its customers with infringement of our patent and constituted unfair competition and tortious interference with Cerner’s customer contracts and expected business. Cerner has asked the court for an award of damages in an unspecified amount and an injunction preventing us from threatening or initiating infringement litigation under our patent against Cerner, its customers or potential customers and from misrepresenting the scope and substance of our patent to Cerner’s customer or potential customers. Cerner has also alleged that we have engaged in patent misuse by making statements, assertions and representations that are false and misleading and misrepresent the scope and substance of our patent and as a result our patent is unenforceable.
     On October 23, 2005, we filed an answer, affirmative defenses and counterclaims with respect to Cerner’s complaint. In our answer we deny and provide affirmative defenses for the claims made by Cerner. In addition, we have asserted counterclaims alleging that Cerner has, among other things: (1) infringed, induced others to infringe, or contributed to the infringement of our patent; (2) misappropriated our trade secrets; (3) breached its contractual obligations to us in non-disclosure agreements; (4) engaged in unfair competition; and (5) tortiously interfered with our customer contracts and expected business. We have asked the court for an award of damages in an unspecified amount and an injunction preventing Cerner from infringing the our patent, using or disclosing our trade secrets, making false or misleading statements regarding the Company or tortiously interfering with our customer contracts or expected business. We have also asked the court for an order instructing Cerner to publicly retract all false and misleading statements about our products. On November 28, 2005, Cerner filed an answer to our counterclaim in which Cerner denies and provides affirmative defenses for the claims made by us.
     On December 6, 2005, the court stayed the litigation until the completion of the reexamination of our U.S. patent by the U.S. Patent Office and any appeals. We expect that the stay will be lifted and the litigation will resume following the issuance by the U.S. Patent Office of a reexamination certificate in the patent reexamination proceeding.
     On January 19, 2005, iMDsoft, Ltd, a software company that develops and implements clinical information systems in the intensive care environment, including a remote ICU monitoring system, filed a request with the U.S. Patent Office, requesting a reexamination of all of the twenty-six claims previously allowed under our issued U.S. patent. In response to iMDsoft’s request, the U.S. Patent Office initiated an ex parte proceeding in which it reexamined all of the claims of our patent. During the reexamination proceeding, we amended our patent claims. On March 8, 2006, the U.S. Patent Office issued a notice of intent to issue a reexamination certificate allowing all 26 claims of our U.S. patent as amended. Under U.S. Patent Office procedure, the issuance of the reexamination certificate will conclude the reexamination proceeding.
     On November 12, 2004, iMDsoft filed an application with the U.S. Patent Office for the purpose of having the U.S. Patent Office declare an interference and requesting that our patent be revoked and a patent with identical claims be issued to iMDsoft. To our knowledge, as of the date of this prospectus, the U.S. Patent Office has taken no action with respect to the iMDsoft filing.
     Other than the foregoing, we are not currently a party to any material legal proceedings.

Item 1A. Risk Factors.
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in this report, including the financial statements and the related notes appearing in Part I above, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.
We have incurred significant operating losses in the past and may incur significant operating losses in the future. If we fail to increase our revenues, we may never become profitable on an annual basis.
     We have incurred significant cumulative operating losses since our inception in March 1998 and we may incur significant operating losses in the future. We incurred operating losses of approximately $8.4 million in 2003, $8.1 million in 2004 and $1.7 million in 2005. Our accumulated deficit was approximately $34.9 million as of December 31, 2005. In addition, we expect our operating expenses to increase substantially in the future as we expand our sales and marketing activities, increase our product development efforts, hire additional personnel and comply with the requirements related to being a public company. If we cannot increase our revenues enough to offset these expected increased expenses, or the increase in expenses exceeds our expectations, we may have additional operating losses in the future. You should not consider recent quarterly revenue growth as indicative of our future performance.
If our eICU Program is not widely accepted, we will be unable to generate significant revenue growth.
     We derive substantially all of our revenues from sales of our eICU Program and associated services, and we expect that we will continue to do so for the foreseeable future. As a result, widespread market acceptance of our eICU Program is critical to our future success. However, we are in a new and developing sector of the healthcare information technology industry and our future prospects are difficult to evaluate.
     Factors that may negatively affect market acceptance of our program and that are beyond our control, include:
•	reluctance by hospitals to reduce their reliance on traditional ICU practices, monitoring systems and on-site personnel;

•	inability of hospitals to successfully integrate our eICU Program into an ICU due to lack of on-site physician adoption, including the resulting harm to our reputation;

•	financial and budget constraints of hospitals; and

•	the availability, price, performance and reliability of competing products and services;

•	inability of hospitals to successfully integrate our eICU Program into an ICU due to lack of on-site physician adoption, including the resulting harm to our reputation;

•	financial and budget constraints of hospitals; and

•	the availability, price, performance and reliability of competing products and services.
In addition, the price, performance and reliability of our products and services will be key factors for market acceptance of our eICU Program. If we are not successful in achieving and maintaining widespread market acceptance of our eICU Program, we may never become profitable.
The loss of our U.S. patent or any significant limitation in its scope could provide less legal protection for our business and products by permitting competitors to more easily enter the market and to utilize methods developed by us.
     One of our competitors, iMDsoft, Ltd., a software company that develops and implements clinical information systems in the intensive care environment, including a remote ICU monitoring system, has filed an application with the U.S. Patent Office for the express purpose of having the U.S. Patent Office declare an interference and requesting that our patent be revoked and a patent with identical claims be issued to iMDsoft. iMDsoft claimed that prior art allegedly owned by iMDsoft covers the claims covered by our patent. In addition, Cerner Corporation has filed a lawsuit against us in which it seeks as one of its remedies a declaration that our patent is invalid and unenforceable. The loss of our patent or any significant limitation in the scope of its claims would make it easier for third parties to imitate, copy or reverse engineer the techniques and methods reflected in the claims of our patent. We cannot accurately predict the scope of or the number of any claims that will remain after the interference proceeding or the Cerner lawsuit.

If our products are alleged or found to infringe the intellectual property rights of others, we could be involved in costly disputes or disruptions and be required to redesign our products or methods, pay royalties or enter into license agreements with third parties.
     From time to time, third parties may initiate legal proceedings against us, alleging that our products or technologies infringe their intellectual property rights. As the number of products in our target market increases and the functionality of these products overlaps, we believe that technology owners, users and other parties may become increasingly subject to infringement claims. If a patent with claims identical or substantially similar to our issued U.S. patent were to be issued to iMDsoft as a result of the interference proceeding in the U.S. Patent Office, iMDsoft might attempt to bring an infringement claim against us to enforce its patent. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to redesign our products or methods or enter into royalty or license agreements rather than dispute the merits of the allegations. We may not be able to obtain any required royalty or license agreements on terms acceptable to us, or at all, particularly if the third party is developing or marketing a product competitive with our products or technology. Even if we are able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. If we are not successful in defending any allegations of infringement or procuring a royalty or license agreement, we could be required to pay substantial damages and be foreclosed from marketing our current product.
     Third parties may also assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed, we may be forced to pay damages on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products and we could be liable for damages to our customers.
Any failure to protect our intellectual property rights could materially and adversely affect our business and financial condition.
     Our success will depend in part on our ability to protect our intellectual property rights. We rely on a combination of trade secrets, copyrights, trademarks, patents and patent applications, licenses and employee and third-party nondisclosure agreements and other protective measures to protect our intellectual property rights. However, these protections may not be adequate to prevent our competitors from copying or reverse-engineering our products and technologies. In addition, our competitors may independently develop technologies that are substantially similar or superior to our technology. To protect our trade secrets and other proprietary information, we generally require our employees, consultants, contractors and outside collaborators to enter into written nondisclosure agreements. These agreements may not provide meaningful protection to prevent any unauthorized use, misappropriation or disclosure of our trade secrets, know-how or other proprietary information. If we are unable to protect our intellectual property rights, our business and financial condition could suffer materially.
     We currently hold one issued U.S. patent and three international patents on our methods for providing continuous, expert critical care services from a remote location. In addition, we have several pending U.S. patent applications relating to our remote location program and methods and related components, such as vital sign monitoring, standardization of patient care, eICU Center capabilities and the display of patient status, as well as a foreign patent application on the same technology. However, our issued patents or any patents that we may obtain in the future might not provide us with any competitive advantages, or may be challenged by third parties. We cannot guarantee that any patents will issue from our pending patent applications or any future patent applications that we might make. In addition, patents may not protect our products and technologies if competitors devise ways of making these or similar products without infringing our patents. Furthermore, even if valid and enforceable patents cover our products and technologies, the patents will provide protection only for a limited period of time.
     Effective patent, trademark, copyright and trade secret protection may not be available to us in every country in which we might market our offerings. The laws of some foreign countries may not be as protective of intellectual property rights as those in the United States, and domestic and international mechanisms for enforcement of intellectual property rights may be inadequate.

We have been sued by Cerner Corporation over our U.S. patent. A ruling by the court in favor of Cerner on one or more of its claims could materially and adversely affect our business and financial condition.
     Cerner Corporation, a supplier of healthcare information technology, including a solution related to the delivery of care to patients in ICUs, has filed a lawsuit against us over our only issued U.S. patent. In this matter, Cerner requests a declaration that, among other things: our patent is invalid and unenforceable; our patent has not been infringed by Cerner; and actions that we have taken have threatened Cerner and its customers with infringement of our patent and constituted unfair competition and tortious interference with Cerner’s customer contracts and expected business. Cerner has also alleged that we have engaged in patent misuse by making statements, assertions and representations that are false, misleading and misrepresent the scope and substance of our patent and that, as a result, our patent is unenforceable.
     Among other things, Cerner has asked the court for an award of unspecified damages and an injunction preventing us from threatening or initiating infringement litigation under our patent against Cerner. We are unable to predict the amount of monetary damages or other relief the court may award Cerner if the court were to rule in favor of Cerner on one or more of its claims. A significant monetary judgment against us could materially and adversely affect our business and financial condition. This litigation and any other litigation we may face in the future, whether or not it is ultimately resolved in our favor, could result in a significant expense to us and divert the efforts of our management. We have filed a counterclaim against Cerner alleging that, among other things, they have infringed our patent. If the court issues an injunction against us and we are unsuccessful in the pursuit of our infringement claim against Cerner, we will be unable to use our patent to prevent Cerner from marketing and selling its competing product offerings to our customers and potential customers. If we did not adequately respond to this competition, our business, financial condition and operating results could be harmed.
Increasing competition for our products and services could make it harder for us to sell our eICU Program.
     The market for healthcare information technology solutions and services is intensely competitive and rapidly evolving. In particular, the healthcare information technology systems market is characterized by frequent software product introductions and enhancements and evolving industry standards and requirements. Although the market for software products that provide an advanced remote monitoring technology for hospital ICU beds is relatively new and still developing, we face increasing competition from other companies in the healthcare information technology market. Our actual and potential competitors include companies that provide critical care information systems or enterprise clinical and hospital information systems.
     Many of our actual and potential competitors have significantly greater financial, technological and other resources and name recognition than we do and more established distribution networks and relationships with healthcare providers. Because of their greater resources, many of these companies can respond more quickly to new or emerging technologies and standards and changes in customer requirements. These companies may be able to invest more resources in research and development, strategic acquisitions, sales and marketing, patent prosecution and litigation and finance capital equipment acquisitions for their customers. Our actual and potential competitors may develop new products, services or technologies that could render our products or technologies obsolete or noncompetitive. If our actual or potential competitors incorporate a competing product or service into their existing product offerings, the incremental cost to potential customers for that competing product or service may be lower than the price for our program. Because we do not and for the foreseeable future will not have the financial, technological and other resources and marketing, distribution and support capabilities of our actual or potential competitors, we may not be able to compete successfully. If we do not adequately respond to competitive pressures, our business, financial position and operating results may be harmed.

We have a relatively short operating history and a limited number of customers. We are unable to predict whether our customers will renew their support agreements after the initial term, and low renewal rates could adversely affect our revenues and our business.
     Our support agreements with our customers typically have a term of three years and are subject to renewal. Because of our relatively short operating history and our limited number of customers, the initial term of most of our support agreements has not yet expired. Accordingly, we have limited historical data with respect to renewal rates and are unable to predict whether our customers will renew their support agreements after the expiration of their initial terms. We had one customer renew its support agreement in 2005 and another customer renew its support agreement in the three month period ended March 31, 2006. Support agreements are subject to renewal for three additional eICU Centers in 2006, seven eICU Centers in 2007 and 12 eICU Centers in 2008. Renewal rates for our support agreements may fluctuate as a result of a number of factors, including the level of customer satisfaction with our program and our customers’ ability to continue their operations and spending levels. If a significant number of our customers fail to renew their support agreements, our revenues may be harmed and our business may suffer.
A downturn or upturn in our sales may not be immediately reflected in our operating results because we recognize revenues from license fees ratably over the term of our agreements.
     We recognize revenues ratably over the term of our support agreements with our customers, which is typically three years. As a result, most of the revenues that we report in each quarter reflect our recognition of deferred revenues from agreements entered into during previous periods. Because of this revenue recognition policy, a decline in new customer sales or renewals of support agreements in any quarter or series of quarters may not be immediately reflected in our operating results and may negatively affect our revenue in future quarters. In addition, it is difficult for us to rapidly increase our revenue by entering into new customer agreements in any period because revenues from new customers must be recognized over the term of our support agreements.
Our revenues from existing customers may decrease and we may be required to provide refunds to existing customers if we offer lower pricing terms for comparable purchases to another customer.
     Under most of our existing customer agreements, if we offer a lower price on license fees to new customers making comparable purchases from us, we must offer that same lower price to those existing customers. Some of our existing customer agreements also expressly require us to refund or credit license fees previously paid by the existing customer if we offer a lower price on license fees to new customers making comparable purchases. These pricing terms limit our ability to negotiate discounted license rates to new customers without triggering an obligation to provide the same discount to many of our existing customers who previously entered into agreements for comparable purchases. These pricing terms may decrease the revenue that we receive from our existing customers, limit our potential revenue growth and negatively affect our ability to compete with other companies based on pricing. We expect that we will continue to include these pricing terms in our new customer contracts.
Defects in or performance problems with our eICU Program could diminish demand for our products and services and harm our reputation.
     Any errors, defects or other performance problems with our eICU Program could affect critical aspects of patient care. Our program may have errors or defects that customers identify after they begin using it. In that event, our customers may elect not to renew our support agreements after the expiration of their initial terms or delay or withhold payment to us. In addition, because our program depends on the proper functioning of our customers’ hardware and internal network and third-party software products, any associated defects or malfunctions could leave our customers unable to access or use our program or lead to errors. Even though the performance of our customers’ hardware and network connections and third-party software products are outside our control, any associated defects or malfunctions could make our customers less likely to renew their support agreements with us after the expiration of their initial terms, negatively affect patient care, adversely affect future sales of our eICU program and harm our reputation.

Product liability claims may require us to pay damages, reduce the demand for our eICU Program and harm our reputation.
     Our business exposes us to a risk of product liability claims and other adverse effects of product failures. We provide products that, among other things, assist intensivists and nurses in monitoring and making treatment decisions regarding the care given to acutely ill patients. Our customers or their patients may assert claims against us in the future alleging that they suffered damages due to a defect, error or other failure of our products or services. A product liability claim could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of the claim. Although we attempt to limit by contract our liability for damages arising from negligence, errors or mistakes, these contractual provisions may not be enforceable or may not otherwise protect us from liability for damages. For example, we recently received notice that we may be named as a defendant in a lawsuit threatened to be filed against one of our customers and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. Because we have not been served with a complaint, at this time we do not have facts or other information that would enable us to assess the merits of the possible claim or claims or our potential exposure, if any. In addition, we maintain general liability insurance, including product liability insurance. However, this coverage may not be sufficient for one or more claims against us or otherwise continue to be available on terms acceptable to us. The insurer also could disclaim coverage as to any future claim. A successful claim brought against us that is uninsured or under-insured could materially harm our business, financial condition or operating results. A product liability claim also could harm our reputation, adversely affect future sales of our eICU program and lead to a decline in revenue.
Our inability to effectively manage our growth could adversely affect our business and our operating results.
     We have expanded our operations rapidly in recent years and expect continued growth in our operations. In addition, a component of our growth strategy is to acquire and form strategic partnerships with complementary businesses. We are still in the process of developing and implementing our operating and financial systems, including our internal systems and controls. Our management will be required to devote considerable time to this process, which will reduce the time they will have to implement our business and expansion plans. To manage our business and planned growth effectively, we must successfully develop, implement, maintain and enhance our financial and accounting systems and controls, integrate new personnel and businesses and manage expanded operations. Our growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of new services or product enhancements. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenues could decline or grow more slowly than expected and we may be unable to implement our business strategy.
Our inability to successfully introduce new, enhanced and competitive products that keep pace with rapidly changing technology, industry standards and customer requirements could adversely affect our ability to compete effectively.
     The markets for our products and services are characterized by rapidly changing technology and evolving industry standards, including developments in required regulatory certifications. The introduction of products embodying new technology and the emergence of new industry standards could render our existing products obsolete or noncompetitive and could exert pricing pressures on our existing products. It is critical to our success for us to anticipate changes in technology, industry standards and customer requirements and to successfully acquire, develop and introduce new, enhanced and competitive products on a timely basis. We may not have adequate resources available to develop new technologies or products or be able to successfully develop new products or introduce new applications for existing products. Any new products and applications that we develop may not achieve market acceptance and the introduction of new products or technological developments by others may render our products obsolete. In addition, uncertainties about the timing and nature of new and enhanced products or technologies could increase our development expenses. If we fail to develop products that are competitive in technology and price, satisfy certification standards and meet customer needs, our market share will decline materially and our business, revenues, financial condition and operating results would suffer materially.

Any loss of the third-party intellectual property and technology licenses on which we rely in providing our eICU Program could result in additional costs or interruptions in the functionality of our products and services.
     We rely on intellectual property and technology, such as software and content, that we license from third parties and incorporate into our eICU Program. If any of our third-party suppliers were to change product offerings, increase prices or terminate our licenses or supply contracts, then we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our eICU Program. These alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology of our existing suppliers. Any loss of the right to use any of this intellectual property or technology could result in interruptions in the full functionality of our eICU Program.
We are dependent on our senior executive management, and the loss of any member of our senior executive management may prevent us from managing and growing our business effectively.
     Our future success depends largely on the continued service of our senior executive management, especially Mr. Frank T. Sample, our President, Chief Executive Officer and Chairman of our board of directors, Dr. Brian Rosenfeld, our Executive Vice President and Chief Medical Officer, and Dr. Michael Breslow, our Executive Vice President, Clinical Research and Development. Other than Mr. Sample, none of our senior executives has an employment agreement. The loss of any member of our senior executive management could materially harm our ability to manage and grow our business effectively. In that event, we might not be able to replace any member of our senior executive management in a timely manner, or at all, on acceptable terms.
We depend on highly specialized personnel, and the loss or failure to identify, hire, develop, motivate and retain these personnel could adversely affect our ability to grow our business.
     Our future success and the execution of our growth strategy depend on our continued ability to identify, hire, develop, motivate and retain highly specialized personnel for technical, clinical, management and sales positions within our organization. For example, we must identify experienced candidates for sales positions who can effectively communicate the costs and clinical and information technology benefits of our products and services to our customers. In addition, we rely on software engineers with high levels of experience in designing and developing our software solutions. Our potential competitors, employers in other industries, academic institutions and governmental entities and organizations also often seek persons with similar qualifications. Many of these potential competitors have greater financial resources than we do. As a result, we may not be able to identify and hire the personnel we need in a timely manner.
     In addition, to hire, motivate and retain these personnel, we believe we must provide them with a competitive compensation package, which may include stock-based incentives, such as restricted stock or options. Increases in shares available for issuances under our equity incentive plan generally may require stockholder approval, and our stockholders may not approve future increases. Recent changes in the accounting for stock options may cause us to issue fewer stock options and rely more on restricted stock grants instead, which may be less attractive to potential employees. If this occurs, we may find it more difficult to hire, motivate and retain highly specialized personnel, which could adversely affect our ability to grow our business.
Any efforts we may make in the future to expand our eICU Program beyond the adult ICU market may not yield a sufficient return on our investment.
     To date, we have focused our business on providing our eICU Program primarily to multi-hospital systems. However, part of our strategy is to evaluate opportunities to offer our eICU Program to hospitals to monitor lower acuity beds, emergency departments, and other special care units. Any efforts we make to expand beyond the adult ICU market may never result in significant revenue growth for us. In addition, our efforts to expand our eICU Program beyond the adult ICU market may divert management resources from existing operations and require us to commit significant financial resources to an unproven business.

We intend to increase sales of our eICU Program to government agencies, which subjects us to risks inherent in government contracts.
     We intend to increase sales of our eICU Program to healthcare facilities operated by the U.S. federal and state government and government agencies, including by acting as subcontractor under government prime contracts. Traditionally, the opportunities to generate significant profit margins under government contracts are limited. Furthermore, as a party to government contracts, we are subject to complex laws and regulations relating to the formation, administration and performance of government contracts. Failure to comply with these laws and regulations may subject us to civil and criminal penalties and administrative sanctions. In addition, government customers are subject to stringent budgetary constraints and political considerations. Our future business, revenues and operating results may be adversely affected if levels of government expenditures and authorizations for spending on healthcare information technology decrease, remain constant or shift to programs in areas where we do not provide products and services.
     Furthermore, government parties under government contracts, as well as the prime contractor, typically enjoy broad discretion to terminate contracts for their convenience. Changes in government programs, adoption of new laws or regulations and delays or changes in the annual process for appropriating government funding, among other factors, may cause government agencies or prime contractors to reduce purchases under existing contracts, terminate existing contracts for convenience or decline to renew contracts or exercise contract options, any of which could impair our future business, financial position and operating results.
     As a government contractor, we may be subject to frequent government audits. If any of our costs are found to be unallowable, non-allocable or unreasonable, the costs may not be reimbursed and any costs already reimbursed may need to be refunded. These adjustments may materially impair our revenues. If, during the course of an audit, the government discovers any improper or illegal activities, we may be subject to civil, criminal or administrative penalties.
We intend to expand our international sales efforts, which exposes us to risks inherent in international operations, and we do not have substantial experience in international markets.
     We plan to expand sales of our eICU Program in markets outside the United States. We have very limited experience in marketing, selling and supporting our program abroad. Expansion of our international operations will require a significant amount of attention from our management and substantial financial resources and will subject us to risks and challenges that we would not otherwise face if we conducted our business only in the United States. The risks and challenges associated with operations outside the United States may include:
•	localization of our program, including translation into foreign languages and associated expenses;

•	laws and business practices favoring local competitors;

•	compliance with multiple, conflicting and changing governmental laws and regulations, including healthcare, employment, tax, privacy, healthcare information technology and data protection laws and regulations;

•	laws regulating exports of technology products from the United States and foreign government restrictions on acquisitions of U.S.-origin products;

•	fluctuations in foreign currency exchange rates;

•	difficulties in staffing and managing foreign operations; and

•	longer accounts receivable payment cycles and other collection difficulties.
     If one or more of these risks materialize in connection with the planned expansion of our international sales and operations, our planned expansion may be unsuccessful and our financial condition and operating results could be materially harmed.

The long sales cycles for our eICU Program may cause our operating results to fluctuate significantly, which may result in volatility in the price of our common stock.
     Our eICU Program has a lengthy sales cycle, which is typically nine months and may take longer. A customer’s decision to implement our eICU Program involves a significant commitment of its resources and a lengthy product evaluation and qualification process. These sales may be subject to delays based on a customer’s internal procedures for approving large expenditures and other factors beyond our control. We may incur substantial sales and marketing expense and expend significant management efforts during the sales cycle, regardless of whether we make a sale. As a result of the lengthy sales cycles for our eICU Program, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our operating results may vary significantly, which in turn could create volatility in the price of our common stock.
If we are required to change our revenue recognition policy in the future, our financial results could fluctuate significantly, which may result in volatility in the price of our common stock.
     We provide our customers with a perpetual license of our software, clinical and technical implementation services and ongoing support services under a three-year support agreement. We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with our customers, including our ongoing support services. Accordingly, we recognize revenue from customer arrangements ratably over the term of the support agreement.
     If, in the future, we are able to objectively and reliably determine the fair value of the elements of our customer arrangements, we may begin to recognize all of the revenue from delivered software and implementation services immediately upon customer acceptance. Accordingly, our future financial results may vary significantly from our historical financial results. In addition, a change in our revenue recognition policy combined with our lengthy sales cycle may cause our financial results to fluctuate significantly from quarter to quarter, which may result in volatility in the price of our common stock.
Acquisitions and investments could result in integration difficulties, dilution or other adverse financial consequences.
     We may acquire other businesses that we believe are complementary to our business. The pursuit of acquisitions may divert the attention of management and cause us to incur various expenses identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. If we acquire additional businesses, we may not be able to integrate the acquired operations successfully with our business and we may not achieve the anticipated benefits from the acquired business. If we are unable to integrate any new business successfully, we could be required either to dispose of the acquired operations or to undertake changes to the acquired operations in an effort to integrate them with our business. The acquired business may never generate sufficient revenues to offset acquisition costs. Future acquisitions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Acquisition financing, if needed, may not be available on favorable terms.
The requirements related to being a public company will subject us to increased costs and may strain our resources and distract our management. If we do not comply with these requirements, we may be subject to penalties and investors may lose confidence in us.
     As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002 and the rules and regulations of the Nasdaq Stock Market. These requirements and our anticipated growth are likely to place a considerable strain on our financial and management systems, processes and internal controls, as well as on our personnel. Accordingly, our management’s attention may be diverted from other business concerns. We will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which will require us to document and possibly make significant changes to our internal control over financial reporting. We may be required to improve our financial and managerial controls, reporting systems and procedures, to incur significant expenses to make such improvements and to hire additional personnel. We also expect these new rules and regulations to make it more difficult and expensive for us to obtain director and officer liability insurance, and we may be required to incur substantial costs to obtain the same or similar coverage.

     We may not be able to complete our evaluation, testing and remediation actions required by Section 404 in a timely manner. If we are not able to implement the requirements of Section 404 in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, including the Securities and Exchange Commission or the Nasdaq Stock Market. This type of action could adversely affect our financial results or investors’ confidence in our company and our ability to access the capital markets. In addition, the controls and procedures that we implement may not comply with all of the relevant rules and regulations of the Securities and Exchange Commission and the Nasdaq Stock Market. If we fail to develop and maintain adequate controls and procedures, we may be unable to provide the required financial information in a timely and reliable manner, which could cause a decline in our stock price and adversely affect our ability to raise capital.
Because our operating results may fluctuate significantly and may be below the expectations of analysts and investors, the market price for our stock may be volatile.
     Our operating results are difficult to predict and may fluctuate significantly in the future. As a result, our stock price may be volatile. The following factors, many of which are outside our control, can cause fluctuations in our operating results and volatility in our stock price:
•	the size, timing, terms and conditions of orders from our customers;

•	changes in hospitals’ budgets and procurement policies and priorities, and funding delays;

•	new competitors and the introduction of enhanced products from new or existing competitors;

•	expenses incurred in pursuing and closing acquisitions and in follow-up integration efforts;

•	unforeseen legal expenses, including litigation costs;

•	unanticipated delays or problems in releasing new products and services; and

•	the amount and timing of our investments in research and development activities.
     The deferral or loss of one or more significant contracts could materially and adversely affect our operating results, particularly if there are significant sales and marketing expenses associated with the deferred or lost contracts. Additionally, we base our current and future expense levels on our internal operating plans and sales forecasts, and our operating costs are to a large extent fixed. As a result, we may not be able to sufficiently reduce our costs to compensate for an unexpected near-term shortfall in revenues.
     Actual or anticipated fluctuations in our operating results could cause our stock price to decline. Due to fluctuations in our operating results, a period-to-period comparison of our operating results may not be a good indication of our future performance. In any particular quarter or quarters, our operating results could be below the expectations of securities analysts or investors and our stock price could decline as a result.
We might require additional capital to support our business growth, and this capital might not be available.
     We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the acquisition and integration of additional businesses, enhancing existing products and services, accelerating our research and development efforts and further developing our sales and marketing channels and capabilities. Accordingly, we may need to engage in private or public equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock, including shares of common stock sold in this offering. Any debt financing obtained by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain required financing on terms satisfactory to us, our ability to continue to support our business growth and to respond to business challenges could be significantly limited.

If we fail to obtain and maintain necessary U.S. Food and Drug Administration clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed.
     Our eICU Program and related products are classified as medical devices and are subject to extensive regulation in the United States by the Food and Drug Administration, or FDA, and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of or claim for an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from 90 days to over a year from the date of a complete filing, depending on the number of questions the FDA has concerning the submission. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained. The FDA cleared our eICU Program through the 510(k) notification process.
     Medical devices may be marketed only for the indications for which they are approved or cleared. The FDA may not approve or clear indications that are necessary or desirable for successful commercialization. Indeed, the FDA may refuse our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products. Our clearances can be revoked if safety or effectiveness problems develop.
After clearance or approval of our products, we are subject to continuing regulation by the FDA. If we fail to comply with these FDA regulations, our business could suffer.
     The FDA could object to our post-market activities. We are subject to continuing regulation by the FDA, including the requirements that our facilities be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We also are subject to the notices of correction or removal and recall regulations, which require us to report to the FDA about corrections and removals in cases in which the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the Federal Food, Drug, and Cosmetic Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.
     The FDA has broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, which may include any of the following sanctions:
•	untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall, seizure or removal of authority to distribute our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing a request for 510(k) clearance of new products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.
If any of these events were to occur, they could harm our business.

The FDA could retroactively determine that modifications that we have made to our eICU Program following FDA clearance were improper and require us to stop marketing and recall the modified products.
     Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes to our products. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenue and operating results. We have made modifications to our eICU Program in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. We are not required to notify the FDA of modifications to our eICU Program that do not require additional clearances or approvals. However, the FDA may become aware of these modifications in connection with a periodic inspection or a proposed modification that requires additional FDA clearance or approval. If the FDA requires new clearances or approvals for the modifications that we have made, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products. In addition, we could be subject to fines, penalties and other sanctions authorized by the Federal Food, Drug and Cosmetic Act.
Federal regulatory reforms may adversely affect our ability to sell our products profitably.
     From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the clearance or approval, manufacture and marketing of a medical device. In addition, FDA regulations and guidance are often revised or reinterpreted by the agency in ways that may significantly affect our business and our products. It is impossible to accurately predict whether legislative changes will be enacted or FDA regulations, guidance or interpretations changed, and what the impact of any changes may be.
If we fail to comply with the FDA’s Quality System Regulation, our manufacturing operations could be halted and our business would suffer.
     We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation, or QSR. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to these inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.
We may face additional compliance costs and liability risks under HIPAA.
     Our eICU Program involves the storage and transmission of patients’ personal information, much of which is subject to regulation under the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Federal regulations issued in accordance with HIPAA impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Failure to comply with these standards under HIPAA may subject our customers to civil monetary penalties and, in some circumstances, criminal penalties. These HIPAA standards include:
•	transaction and code set standards that prescribe specific transaction formats and data code sets for specified electronic healthcare transactions;

•	privacy standards that protect individual privacy by limiting the uses and disclosures of individually identifiable health information; and

•	data security standards that require covered entities to implement administrative, physical and technological safeguards to ensure the confidentiality, integrity, availability and security of individually identifiable health information in electronic form.
     Under HIPAA, covered entities may be subject to civil monetary penalties in the amount of $100 per violation, capped at a maximum of $25,000 per year for violation of any particular standard. Also, the U.S. Department of Justice may seek to impose criminal penalties for some violations of HIPAA. Criminal penalties under the statute vary depending upon the nature of the violation but could include fines of not more than $250,000 and imprisonment. In addition, criminal penalties could be imposed under other federal statutes.
     Although we are not directly regulated by HIPAA, our customers are mandated by HIPAA to enter into written agreements with us, known as business associate agreements, that require us to safeguard individually identifiable health information. Business associate agreements typically include:
•	a description of our permitted uses of individually identifiable health information;

•	a covenant not to disclose the information other than as permitted under the agreement and to make our subcontractors, if any, subject to the same restrictions;

•	assurances that appropriate administrative, physical and technical safeguards are in place to prevent misuse of the information;

•	an obligation to report to our customer any use or disclosure of the information not provided for in the agreement;

•	a prohibition against our use or disclosure of the information if a similar use or disclosure by our customer would violate the HIPAA standards;

•	the ability for our customers to terminate the underlying support agreement if we breach a material term of the business associate agreement and are unable to cure the breach;

•	the requirement to return or destroy all individually identifiable health information at the end of our support agreement; and

•	access by the Secretary of the Department of Health and Human Services to our internal practices, books and records to validate that we are safeguarding individually identifiable health information.
We have agreed in many of our customer contracts to indemnify our customers for civil liabilities that they may incur as a result of our breach of the business associate agreement or our HIPAA-related obligations under the customer contract.
     Legal and industry standards regarding compliance with HIPAA, including procedures and safeguards that companies like ours will be required to implement, are likely to continue to evolve. In addition, the HIPAA security rules allow covered entities a flexible approach in deciding what security measures to use, taking into account the size, complexity and capabilities of the covered entity, the covered entity’s technical infrastructure, hardware, and software security capabilities, the costs of security measures and the probability and criticality of potential risks to electronic individually identifiable health information. Thus the standard for compliance may vary from one customer to another. As a result, we may not be able to adequately address the business risks created by HIPAA and its implementation. Furthermore, we are unable to predict what changes to HIPAA, or the regulations issued pursuant to HIPAA, might be made in the future or how those changes could affect our business or the costs of compliance with HIPAA.
We may face compliance costs and liability risks under other privacy protection laws and regulations.
     Other regions or countries in which we plan to do business also regulate the storage, transfer and disclosure of patient information, which may require us to take different or additional compliance measures that may involve material costs or may otherwise affect our ability to provide our program. We are unable to predict what, if any, the impact the introduction or amendment of privacy laws and regulations outside the United States will have on our compliance costs or our ability to obtain and retain customers outside of the United States.

If our security measures are breached and unauthorized access is obtained to patient data, we may face liabilities and our program may be perceived as not being secure, causing customers to curtail or stop using our program, which may lead to a decline in revenues.
     We are required to implement administrative, physical and technological safeguards to ensure the security of the patient data that we store. These safeguards may fail to ensure security of patient data, thereby subjecting us to liability, including civil monetary penalties and possible criminal penalties. If our security measures are breached, whether as a result of third-party action, employee error, malfeasance or otherwise, and, as a result, someone obtains unauthorized access to patient data, our reputation will be damaged, our business may suffer and we could incur significant liability. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.
Our stock price may be volatile, and your investment in our common stock could suffer a decline in value.
     Our stock price nevertheless may be volatile. The following factors, in addition to the other risks described in this report, may have a significant impact on the market price of our common stock:
•	regulatory developments and funding priorities;

•	market conditions for our products and services in general;

•	announcements of technological innovations or new products by us or our competitors;

•	adoption of industry standards that our products and services do not satisfy;

•	the loss of any of our key management or technical personnel;

•	restatements of our financial results and material weaknesses in our internal controls;

•	changes in financial estimates or recommendations by securities analysts;

•	the results of the pending, and any future, intellectual property-related lawsuits, claims or actions involving us;

•	sales of large blocks of our common stock; and

•	sales of our common stock by our executive officers, directors and significant stockholders.
     The stock markets generally and the market for technology stocks in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These fluctuations may adversely affect the trading price of our common stock. In the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us could result in substantial costs, which would hurt our financial condition and operating results, and divert management’s attention and resources from our business.
If securities analysts do not publish research or reports about our business or if they downgrade our stock, the price of our stock could decline.
     The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. In addition, if one or more of the analysts who do cover us downgrade our stock, or if our performance is not in line with estimates published by those analysts, our stock price would likely decline rapidly. As a newly public company, we may be slow to attract research coverage, and the analysts who publish information about our common stock will have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our executive officers, directors and principal stockholders own a significant percentage of our company and could exert significant influence over matters requiring stockholder approval.
     As of May 1, 2006, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 58.5% of our outstanding common stock. Accordingly, these executive officers, directors, principal stockholders and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.
Our management has broad discretion as to the use of proceeds of our initial public offering and might not apply the proceeds of that offering in ways that increase the value of your investment.
     Our management will have broad discretion to use the net proceeds from our initial public offering, and you will be relying on the judgment of our management regarding the application of these proceeds. We might not apply the net proceeds of our initial public offering in ways with which you agree, or in ways that increase the value of your investment. We expect to use the net proceeds from our initial public offering for working capital and general corporate purposes, including research and development and potential acquisitions of products, technologies or companies. Our management might not be able to yield a significant return, if any, on any investment of these net proceeds.
If a significant number of shares of our common stock are sold into the market following this offering, the market price of our common stock could drop substantially, even if our business is doing well.
     During 2006, many of our stockholders who acquired their shares prior to our initial public offering will have an opportunity to sell shares of our common stock that they own for the first time. Our officers and directors and substantially all of our stockholders who acquired their shares prior to our initial public offering are subject to 180-day contractual lock-up agreements with the underwriters our initial public offering. These lock-up agreements are scheduled to expire on or around October 1, 2006, but they are subject to extension under certain circumstances to a date not later than November 3, 2006. Morgan Stanley & Co. on behalf of the underwriters of our initial public offering may, in its sole discretion, permit our officers, directors and stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Morgan Stanley does not have any pre-established conditions to waiving the terms of the lock-up agreements. After these lock-up agreements expire, up to 24,008,567 shares will be eligible for sale in the public market subject to vesting provisions, of which 13,837,271 are held by our directors, executive officers and other affiliates and will be subject to volume limitations under Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The sale of a substantial number of shares of our common stock following the expiration of these lock-up agreements, or the perception that these sales could occur, could adversely affect the market price for our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.
Because we do not intend to pay dividends, our stockholders will benefit from their investment in shares of our common stock only if it appreciates in value.
     We intend to retain our future earnings, if any, to finance the operation and growth of our business and do not expect to pay any cash dividends in the foreseeable future. As a result, the success of an investment in shares of our common stock will depend upon any future appreciation in its value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which our stockholders have purchased their shares.

Provisions of our certificate of incorporation, bylaws and Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove the current members of our board and management.
     Our corporate charter documents that will be in place upon the completion of this offering will, and provisions of Delaware law to which we are subject, contain provisions that could discourage, delay or prevent a change in control of our company or changes in our board and management that the stockholders of our company may deem advantageous. Because we are significantly smaller than most of our potential competitors and many of the other companies in our industry, we may be more likely than other companies in our industry to be the target of a takeover attempt.
     Our certificate of incorporation will allow our board of directors to issue up to 10,000,000 shares of preferred stock. The board can determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. As a result, our board of directors could make it difficult for a third party to acquire a majority of our outstanding voting stock, for example by adopting a stockholders’ rights plan.
     Our certificate of incorporation will also provide that the members of the board are divided into three classes. Each year the terms of approximately one-third of the directors will expire. Our bylaws will not permit our stockholders to call a special meeting of stockholders. Under the bylaws, only our Chief Executive Officer, Chairman of the board of directors, President or a majority of the board of directors will be able to call special meetings of stockholders. The staggering of directors’ terms of office and the limitation on the ability of stockholders to call a special meeting may make it difficult for stockholders to remove or replace the board of directors should they desire to do so. Since management is appointed by the board of directors, any inability to effect a change in the board may result in the entrenchment of management. The bylaws will also require that stockholders give advance notice to our Secretary of any nominations for director at any stockholders’ meeting. These provisions may delay or prevent changes of control or management, either by third parties or by stockholders seeking to change control or management.
     Moreover, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Between January 1, 2006 and March 31, 2006, we granted stock options to purchase an aggregate of 431,100 shares of our common stock, with an exercise price of $5.67 per share, to employees pursuant to our Equity Incentive Plan. Between January 1, 2006 and March 31, 2006, we issued an aggregate of 1,331,036 shares of our common stock upon exercise of stock options granted pursuant to our Equity Incentive Plan for aggregate consideration of $762,864. The granting of these stock options and the issuance of these shares of common stock were exempt from registration pursuant to Rule 701 under the Securities Act as transactions pursuant to a compensatory benefit plan. The shares of common stock issued upon exercise of these stock options are deemed restricted securities for the purposes of the Securities Act. The proceeds from the exercise of these options were used for general corporate purposes and the growth of our business.
     We completed the initial public offering of shares of our common stock pursuant to a registration statement on Form S-1 (File No. 333-129989) in April 2006. The underwriters of our initial public offering were Morgan Stanley & Co. Incorporated, Wachovia Capital Markets, LLC, Thomas Weisel Partners LLC and William Blair & Company, L.L.C. Pursuant to the registration statement, we registered the sale of 6,000,000 shares of our common stock, plus an additional 900,000 shares subject to an option we granted to the underwriters to purchase additional shares to cover over-allotments. The Securities and Exchange Commission declared our registration statement effective on April 4, 2006, and shares of our common stock began trading on the Nasdaq National Market on April 5, 2006. The underwriters exercised their over-allotment option on April 5, 2006. The sale of shares in our initial public offering, including the sale of shares pursuant to the underwriters’ exercise of the over-allotment option, closed on April 10, 2006. Our initial public offering terminated upon the completion of the closing.

     The gross proceeds of our initial public offering based on the public offering price of $16.00 per share were approximately $110.4 million. The aggregate net proceeds to us were approximately $100.8 million after deducting underwriting discounts and commissions of approximately $7.7 million and other estimated expenses relating to the offering of approximately $1.9 million. No fees or expenses have been paid, directly or indirectly, to any officer, director, 10% stockholder or other affiliate. As of May 3, 2006, we have invested all of the net proceeds of our initial public offering primarily in repurchase agreements that are collateralized by U.S. Government securities and federal agency securities. We intend to use the net proceeds from our initial public offering for general corporate purposes and to support the growth of our business. Although we have not yet identified and determined the specific initiatives, nor the specific amounts, for the use of the net proceeds of our initial public offering, we expect to use portions of the net proceeds to increase our sales and marketing efforts, to enhance our product offerings and to pursue additional research and development initiatives. We also may use a portion of the net proceeds to acquire or invest in complementary products, technologies or companies. Accordingly, our management will have broad discretion in applying the net proceeds from the offering.
Item 4. Submission of Matters to a Vote of Security Holders.
On March 9, 2006, our stockholders took certain actions by a written consent of the stockholders in lieu of an annual meeting. These actions taken by written consent included (i) the election of directors; (ii) the adoption and approval of an amendment to our certificate of incorporation increasing the number of authorized shares of common stock; (iii) the approval of an amendment to our Equity Incentive Plan increasing the number of shares of our common stock that may be issued pursuant to incentive stock options under the Plan; (iv) authorization and approval of the adoption of our Fourth Amended and Restated Certificate of Incorporation upon the closing of our initial public offering; (v) authorization and approval of the adoption of our Fourth Amended and Restated Certificate of Incorporation upon the closing of our initial public offering; and (vi) implementation of a staggered board of directors comprised of three classes and appointment of each of the newly-elected directors, respectively, to a certain class. Each of these actions was approved in accordance with the terms of our then-current certificate of incorporation and bylaws and the Delaware General Corporation Law. We received written consent from the holders of 78% of our then issued and outstanding shares (on an as-converted to common stock basis) approving these actions.

Item 6. Exhibits.

Exhibit
No.		Exhibit Title
3.1	*	Fourth Amended and Restated Certificate of Incorporation of the Company

3.2		Amended and Restated Bylaws of the Company

4.1	*	Specimen Common Stock Certificate

10.1	*	Visicu, Inc. Equity Incentive Plan

10.2	**	Form of Incentive Stock Option Agreement under the Visicu, Inc. Equity Incentive Plan

10.3	**	Form of Nonstatutory Stock Option Grant Agreement under the Visicu, Inc. Equity Incentive Plan

10.4	**	Employment Agreement between Visicu, Inc. and Frank T. Sample dated as of September 17, 2001, as amended on April 15, 2004

10.5	**	Form of Indemnification Agreement for directors and Section 16 executive officers

10.6	**	Lease between Redwood Tower Limited Partnership and Visicu, Inc. dated as of June 22, 2004

10.7	**	Warrant dated July 17, 2003 to Comerica Bank to purchase 43,796 shares of Series C Preferred Stock

10.8	**	Offer Letter to Vincent E. Estrada, dated as of August 8, 2005

10.9	**	Management Severance Plan

10.1	0***	Assignment Pursuant to 37 CFR §3.56, dated April 14, 2000, executed by Brian A. Rosenfeld, M.D. and Michael Breslow

31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on March 13, 2006.

**	Incorporated herein by reference to the Registration Statement on Form S-1 filed on November 29, 2005.

***	Incorporated herein by reference to the Registration Statement on Form S-1/A filed on January 19, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISICU, INC.

Date: May 3, 2006	By:	/s/ Frank T. Sample

Frank T. Sample
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: May 3, 2006	By:	/s/ Vincent E. Estrada

Vincent E. Estrada
Senior Vice President and
Chief Financial Officer