Form 10-Q
period 2006-06-30
VISICU INC
filed 2006-08-07
CIK 1166463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 1, 2006

Common Stock, $.0001 par value per share	32,246,623 shares

VISICU, INC.
Quarterly Report on Form 10-Q for the three and six month period ended June 30, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VISICU, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,379	$99,114
Marketable securities	—	19,014
Accounts receivable	8,971	7,139
Prepaid expenses and other current assets	527	726
Deferred tax assets	9,300	8,561

Total current assets	30,177	134,554

Property and equipment:
Computer equipment and software	2,667	2,906
Office furniture and equipment	327	328
Leasehold improvements	104	109

	3,098	3,343
Accumulated depreciation	1,318	1,733

	1,780	1,610

Deferred contract costs	4,538	4,737
Deferred tax assets	6,604	6,604
Other assets	1,601	538

Total assets	$44,700	$148,043

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,950	$1,198
Accrued compensation and related costs	1,478	1,140
Deferred revenue	23,516	26,051
Other current liabilities	25	26

Total current liabilities	26,969	28,415

Other long-term liabilities	575	601
Deferred revenue	24,097	21,746

Total liabilities	51,641	50,762

Stockholders’ equity (deficit):
Series A Preferred Stock, $.0001 par value; 3,500,000 shares authorized; 3,375,000 shares issued and outstanding at December 31, 2005	—	—
Series B Preferred Stock, $.0001 par value; 11,500,000 shares authorized; 11,016,057 shares issued and outstanding at December 31, 2005	1	—
Series C Preferred Stock, $.0001 par value and related warrants to purchase 43,796 shares of Series C Preferred Stock; 15,000,000 shares authorized; 4,994,228 shares issued and outstanding at December 31, 2005	1	—
Common stock, $.0001 par value, 40,000,000 shares authorized; 4,537,841 and 32,243,130 issued and outstanding at December 31, 2005 and June 30, 2006, respectively	—	3
Additional paid-in capital	32,905	130,620
Unearned stock-based compensation	(4,949)	—
Accumulated deficit	(34,899)	(33,342)

Total stockholders’ equity (deficit)	(6,941)	97,281

Total liabilities and stockholders’ equity (deficit)	$44,700	$148,043

     See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006

Revenues:
License revenue	$1,860	$3,384	$3,359	$6,402
Service revenue	2,333	4,145	4,329	7,796

Total revenues	4,193	7,529	7,688	14,198

Direct cost of revenues:
Cost of licenses	81	228	142	399
Cost of services (1)	796	1,210	1,490	2,442

Total direct cost of revenues	877	1,438	1,632	2,841

Gross profit	3,316	6,091	6,056	11,357

Operating expenses:
Sales and marketing (1)	966	1,143	1,972	2,448
Research and development (1)	1,362	1,442	2,647	2,839
General and administrative (1)	1,562	2,390	3,069	4,502

Total operating expenses	3,890	4,975	7,688	9,789

Income (loss) from operations	(574)	1,116	(1,632)	1,568

Other income (expense):
Interest income	75	1,185	118	1,325
Interest expense	(4)	(2)	(8)	(4)

	71	1,183	110	1,321

Income (loss) before income taxes	(503)	2,299	(1,522)	2,889
Income tax expense	1	1,056	2	1,332

Net income (loss)	(504)	1,243	(1,524)	1,557
Accretion of preferred stock	—	—	(354)	—

Net income (loss) attributable to common stockholders	$(504)	$1,243	$(1,878)	$1,557

Net income (loss) loss attributable to common stockholders per share:
Basic	$(0.15)	$0.04	$(0.54)	$0.09

Diluted	$(0.15)	$0.04	$(0.54)	$0.05

Weighted-average shares outstanding used in computing per share amounts:
Basic	3,474	29,080	3,452	17,305

Diluted	3,474	33,844	3,452	30,799

(1) Amounts include non-cash stock-based compensation expense as follows:
Cost of services	$11	$45	$14	$80
Sales and marketing expense	62	143	103	270
Research and development expense	39	136	91	254
General and administrative expense	66	334	93	625

Total non-cash stock-based compensation expense	$178	$658	$301	$1,229

     See accompanying notes to financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

					Additional	Unearned		Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance at January 1, 2006	19,385	$2	4,538	$—	$32,905	$(4,949)	$(34,899)	$(6,941)

Non-employee stock-based compensation expense					198			198

Vesting of employee stock options					1,031			1,031

Vesting of restricted stock					141			141

Exercise of options for common stock			1,379		612			612

Exercise of warrant for common stock			41					—

Excess tax benefit from exercise of options for common stock					113			113

Elimination of unearned stock- based compensation expense against additional paid-in capital Upon adoption of SFAS No. 123(R)					(4,949)	4,949		—

Issuance of common stock, net of issuance costs of $9,830			6,900	1	100,569			100,570

Conversion of preferred stock to common stock	(19,385)	(2)	19,385	2				—

Net income							1,557	1,557

Balance at June 30, 2006	—	$—	32,243	$3	$130,620	$—	$(33,342)	$97,281

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2006

Operating activities

Net income (loss)	$(1,524)	$1,557

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	311	415
Amortization	58	66
Non-cash stock-based compensation expense	301	1,229
Deferred income taxes	—	626
Changes in operating assets and liabilities:
Accounts receivable	1,841	1,837
Prepaid expenses and other current assets	94	(199)
Deferred contract costs	(249)	(199)
Accounts payable and accrued expenses	(331)	127
Accrued compensation and related costs	(467)	(338)
Deferred revenue	5,566	267

Net cash provided by operating activities	5,600	5,388

Investing activities
Purchase of property and equipment	(377)	(245)
Purchase of marketable securities	—	(19,014)
Capitalized software additions	(51)	(23)
Change in other assets	18	16

Net cash used in investing activities	(410)	(19,266)

Financing activities
Proceeds from issuance of common stock, net of issuance costs of $9,680	—	100,720
Repayment of obligations under capital lease	(12)	(12)
Exercise of options to purchase common stock	323	792
Excess tax benefit from stock-based compensation	—	113

Net cash provided by financing activities	311	101,613

Net increase in cash and cash equivalents	5,501	87,735
Cash and cash equivalents at beginning of period	8,639	11,379

Cash and cash equivalents at end of period	$14,140	$99,114

See accompanying notes to financial statements.

VISICU, INC.
NOTES TO FINANCIAL STATEMENTS
(unaudited)
1. Basis of Presentation and Summary of Significant Accounting Policies
     The accompanying unaudited financial statements of Visicu, Inc., or the Company, and the notes thereto have been prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X of the Securities and Exchange Commission, or SEC. These unaudited financial statements do not include all of the information and disclosures required by U.S. generally accepted accounting principles. However, such information reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods presented.
     The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.
     The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005 that are included in the Company’s Registration Statement on Form S-1/A that was filed with the SEC on April 4, 2006.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial statements.
2. Marketable Securities
     The Company accounts for its investments in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be marketable securities. Cash and cash equivalents generally consist of cash, money market funds and federal agency notes. At June 30, 2006, the Company had marketable securities that were classified as held-to-maturity and reported at amortized cost under SFAS No. 115. Held-to-maturity securities consisted of debt securities issued by the U.S. Treasury and other government corporations and agencies.
     These marketable securities have expiration dates ranging from July 2006 to June 2007. At June 30, 2006, all held-to-maturity securities were classified as current and the estimated fair value of each investment approximated its amortized cost, and, therefore there were no significant unrealized gains or losses.
3. Stock-Based Compensation
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
     As a result of adopting SFAS No. 123(R), $1.2 million of compensation expense and a related deferred tax benefit of $210,000 were recognized during the six months ended June 30, 2006. In addition, the Company previously recorded unearned stock-based compensation for non-vested stock options of employees and directors in the stockholders’ equity (deficit) section of the balance sheet. Under SFAS No. 123(R), additional paid-in capital associated with share based payments is recorded only for vested awards. Accordingly, upon adoption, the Company eliminated unearned stock-based compensation of $4.9 million against additional paid-in capital in the first quarter of 2006. Income before income taxes for the six months ended June 30, 2006 was $91,000 lower and net income for the six months ended June 30, 2006 was $133,000 lower than if the Company had continued to account for stock-based compensation under APB No. 25. Further, basic earnings per share for the six months ended June 30, 2006 was $0.01 lower than if the Company had continued to account for stock-based compensation under APB No. 25, however, diluted earnings per share would remain unchanged.
     SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operations. The prior year statement of cash flows has not been restated. The tax benefit from the exercise of options was $0 and $113,000 for the six months ended June 30, 2005 and 2006, respectively.

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
     Beginning January 1, 2006, the Company accounts for stock options granted to employees and directors based on their fair value at the date of grant.
     The fair value of all stock options was estimated using the Black-Scholes-Merton option-pricing model which incorporates the assumptions noted in the table below. The Black-Scholes-Merton option-pricing model is a model that was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The model requires the input of six variables, consisting of (i) the estimated fair value of the common stock, (ii) the exercise price of the option, (iii) the expected dividend yield, (iv) the expected volatility of the common stock over the estimated life of the option, (v) the expected life of the option and (vi) the risk-free interest rate. Expected volatilities are based on comparable publicly-traded companies and estimates of future conditions. Historical data was used to estimate the timing and amount of option exercises within the valuation model. The expected term of the options represents the period of time that options are estimated to remain unexercised. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Substantially all of the options granted are exercisable pursuant to a four-year vesting schedule. The maximum contractual life of awards granted is generally 10 years.
     The fair values of the stock options granted during the six months ended June 30, 2006 were computed using the following assumptions for the stock compensation plan:

Risk-free interest rate	4.4%-5.0%
Estimated option expected lives	4 years
Volatility	64%
Dividend rate	0%
Weighted-average fair value of grants	$11.33
     A summary of option activity as of June 30, 2006, and changes during the six months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Options outstanding at December 31, 2005	4,463	$0.84
Options granted	458	6.66
Options exercised	(1,379)	0.57
Options forfeited	(22)	1.64

Options outstanding at June 30, 2006	3,520	$1.69	7.34	$6,276

Vested and expected to vest at June 30, 2006	3,379	$1.69	7.34	$6,025

Exercisable at June 30, 2006	1,817	$0.72	5.94	$892
     The weighted-average exercise price of options granted below the estimated fair value of common stock during the six months ended June 30, 2005 and 2006 was $1.50 and $6.66, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of grant, of options exercised during the six months ended June 30, 2005 and 2006, was $291,000 and $427,000, respectively.

     Nonvested restricted shares as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Number of	Weighted-
	shares	Average Grant
	(in thousands)	Date Fair Value

Nonvested at December 31, 2005	250	$5.00
Granted	100	$4.87
Vested	(78)	$3.74
Forfeited	—	$—

Nonvested at June 30, 2006	272	$5.31

     Total unrecognized compensation expense from stock options and restricted shares at June 30, 2006 was $7.3 million, which is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of shares vested during the six months ended June 30, 2005 and 2006, was $263,000 and $838,000, respectively.
     For the three and six months ended June 30, 2005, the intrinsic value method of accounting prescribed by APB No. 25 for stock options was applied. Compensation expense was recognized for these stock options since the options were granted at an exercise price less than the estimated fair value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted using the minimum value method in accordance with the provisions of SFAS No. 123, the net loss would have been reduced to the following pro forma amounts, as follows (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net loss attributable to common stockholders, as reported	$(504)	$(1,878)
Add: Stock-based employee compensation expense included in the determination of net loss as reported, net of income taxes	140	181
Deduct: Pro forma stock-based employee compensation expense, net of income taxes	194	237

Pro forma net loss attributable to common stockholders	$(558)	$(1,934)

Net loss attributable to common stockholders per share:
Basic — as reported	$(0.15)	$(0.54)

Basic — pro forma	$(0.16)	$(0.56)

Diluted — as reported	$(0.15)	$(0.54)

Diluted — pro forma	$(0.16)	$(0.56)

     The Company valued its options issued during the three and six months ended June 30, 2005 using a risk-free interest rate of 3.7%, estimated option expected lives of 4 years and a dividend rate of 0%. The Company used a volatility rate of 100% to value its non-employee options.
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

4.	Net Income (Loss) Attributable to Common Stockholders Per Share
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
     The following table summarizes the potential outstanding common stock of the Company as of the end of each period (in thousands).

	June 30,
	2005	2006
Options to purchase common stock	4,694	3,520
Shares of common stock into which outstanding preferred would be convertible upon the exercise of preferred stock warrants	120	—
Shares of common stock into which outstanding preferred stock is convertible	19,335	—

Total options, warrants, and preferred stock exercisable or convertible into common stock	24,149	3,520

     For the periods ended June 30, 2005, if the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for those periods presented in the accompanying statements of operations.
     For the three and six months ended June 30, 2006, if the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be dilutive. The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations for the periods presented (in thousands):

	Three months	Six months
	ended	ended
	June 30, 2006	June 30, 2006
Weighted-average shares-basic	29,080	17,305
Effect of options to purchase common stock	2,657	2,748
Effect of assumed conversion of preferred stock	2,107	10,746

Weighted-average shares-diluted	33,844	30,799

5.	Income Taxes
     The estimated effective tax rate for the six months ended June 30, 2005 and 2006 was 0% and 46.1%, respectively. The difference between the blended statutory tax rate and the estimated effective tax rate for the six months ended June 30, 2005 was primarily due to the change in the valuation allowance during the period. The difference between the blended statutory tax rate and the estimated effective tax rate for the six months ended June 30, 2006 was primarily due to permanent differences, resulting from non-deductible stock-based compensation expense related to Incentive Stock Options.
6.	Concentrations of Credit Risk
     Throughout the periods presented, the Company had deposits in financial institutions in excess of federally insured amounts. These amounts were invested primarily in commercial paper, money market funds and municipal bonds. The Company has not experienced any losses on its deposits.
     The Company has three customers that respectively represented 20%, 19% and 15% of accounts receivable as of June 30, 2006 and one customer that represented more than 10% of revenues for the three and six months ended June 30, 2006.

7.	Contingencies
     The Company’s only issued U.S. patent is the subject of ongoing legal and regulatory proceedings. iMDsoft Ltd. has requested that the U.S. Patent Office declare an interference and that the patent be revoked and a patent with identical claims be issued to iMDsoft, and has filed a new request asking the U.S. Patent Office to reexamine all 26 claims of the Company’s patent. In addition, Cerner Corporation has filed a lawsuit against the Company in which it seeks as one of its remedies a declaration that the patent is invalid and unenforceable. Also, the Company is a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. The Company believes that the claims against it in the foregoing lawsuits are without merit and the Company is defending the lawsuits vigorously. The Company is unable to predict the outcome of any of the foregoing lawsuits and proceedings, or to quantify any effect that they might have on its business, financial condition or operating results. If the outcome of one or more of these lawsuits or proceedings is unfavorable to the Company, its business and financial results could be materially adversely affected.

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
     We were founded in March 1998. We implemented our first eICU Program in June 2000. Our total revenues increased from $2.2 million in 2003 to $18.4 million in 2005. Our revenue growth has been driven primarily by growth in our customer base, which has increased from six activated eICU Centers as of December 31, 2003 to 32 activated eICU Centers as of June 30, 2006, and from additional sales to existing customers to expand their use of our eICU Program.
     Our current strategy for long-term, sustained growth in our revenues consists of increasing our sales and marketing efforts to both new and current customers in the United States, enhancing our solution offerings, evaluating opportunities to expand the eICU Program model within the hospital setting and pursuing international market opportunities.
Sources of Revenues
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
     We typically invoice our license fees based on contract milestones that trigger license payment obligations by our customers. These milestones typically include execution of the contract and customer activation of our eICU Program. We typically invoice our professional service implementation fees based on contract milestones that trigger implementation payment obligations by our customers. These milestones typically include execution of the contract, interim implementation milestones and achievement of fully operational status of our eICU Program. We typically invoice our customer support service fees quarterly in advance throughout the three-year term of the support agreement, commencing upon the expiration of the warranty period which is typically sixty days after activation. Our customer agreements typically require payment within 30 days to 45 days from the date of invoice. As described below in “—Critical Accounting Policies—Revenue Recognition,” we recognize revenues from license, implementation and support service fees ratably over the term of the customer’s support agreement, beginning when our eICU Program is fully operational at the customer site. As a result, to the extent we have not yet recognized any of the invoiced fees described above as revenue, we record those unrecognized amounts on our balance sheet as deferred revenue.

     Our eICU Program has a lengthy sales cycle, which is typically nine months and may take longer. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our sales may vary significantly from quarter to quarter. In addition, because we recognize revenues from customer contracts ratably over the term of our support agreements, a change in new customer sales or renewals of support agreements in any one quarter or series of quarters may not be immediately reflected in our financial results and may negatively affect our revenues in future quarters.
     Our multi-year customer support agreements combined with our ratable revenue recognition methods provide us with a substantial backlog of contractually committed future revenues. As of June 30, 2006, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $73.4 million. As of December 31, 2005, our revenue backlog amounted to $70.2 million, of which we expect to recognize approximately 40% of in 2006. As of December 31, 2004, our revenue backlog amounted to $54.2 million. Our backlog will decrease as we recognize revenues under existing contracts, and it will increase as we sign more customer contracts. Our backlog would also decrease if any of our customers are unable to fulfill their obligations under their agreements with us or terminate their agreement with us prior to expiration. Our customers may terminate their agreements if we breach any material term and fail to cure the breach within a specified time after receipt of written notice of the breach, which is typically 30 days.
Direct Cost of Revenues
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
     We expect that general and administrative expenses will increase in absolute terms and may increase as a percentage of revenues in the future due to increases in stock-based compensation, investments in our infrastructure to support our growth and anticipated additional expenses related to being a publicly-traded company, including increased audit fees and costs of compliance, primarily resulting from the Sarbanes-Oxley Act of 2002.
Legal and Regulatory Proceedings
     Our only issued U.S. patent is the subject of ongoing legal and regulatory proceedings. iMDsoft Ltd. has requested that the U.S. Patent Office declare an interference and that the patent be revoked and a patent with identical claims be issued to iMDsoft, and has filed a new request asking the U.S. Patent Office to reexamine all 26 claims of the our patent. In addition, Cerner Corporation has filed a lawsuit against us in which it seeks as one of its remedies a declaration that the patent is invalid and unenforceable. Also, we are a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. We believe that the claims against us in the foregoing lawsuits are without merit and we are defending the lawsuits vigorously. We are unable to predict the outcome of any of the foregoing lawsuits and proceedings, or to quantify any effect that they might have on our business, financial condition or operating results. If the outcome of one or more of these lawsuits or proceedings is unfavorable to us, our business and financial results could be materially adversely affected.
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
     Revenue Recognition
     We derive our revenues under multiple element arrangements with our customers. Under these arrangements, we license software, provide professional services and provide post-contract customer support services for our eICU Program. We recognize revenue for software licenses and services in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, No. 97-2, Software Revenue Recognition , as amended. Under SOP No. 97-2, revenues from software license and service agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on vendor specific objective evidence. Evidence of fair value is limited to the price or fee for the deliverable when we sell it separately from other deliverables. In the absence of evidence of the fair value of a delivered element, we allocate revenue first to the undelivered elements based on evidence of fair value, and then allocate residual revenue to the delivered elements. If evidence of the fair value of the undelivered elements is not known, we defer the revenue until such time as the only remaining undelivered element is post-contract customer support services, at which time we recognize revenue ratably over the term of the support agreement.
     We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with customers, including our post-contract customer support services. Accordingly, we recognize revenue from customer arrangements ratably over the post-contract customer support service period, which is typically three years. If we are able to objectively and reliably determine the fair value of the post-contract customer support services, we could begin to recognize revenue from the delivered software and implementation services upon customer acceptance. As of June 30, 2006, three of our customers have renewed their support agreements for an additional three-year term. Two support agreements with another customer that operates two eICU Centers were not renewed as scheduled in the second quarter of 2006 because the customer has not yet decided whether to renew the two support agreements. We have offered this customer an extension through January 31, 2007, without support services, to decide whether to renew its support agreements. Support agreements are subject to renewal for seven more eICU Centers in 2007 and 12 more eICU Centers in 2008. If a significant number of these customers renew their support agreements at the contractual renewal rate, we may determine that we are able to objectively and reliably determine the fair value of the post-contract customer support services.

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
     Historically, we have recorded insignificant amounts of bad debt expense, and at December 31, 2005 and June 30, 2006, we estimated that all accounts receivable were likely to be collected. We may determine in future periods that allowances for uncollectible accounts receivable are required, based on changes in conditions and trends or customer payment history.
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
     We reported approximately $112,000 of capitalized software costs, net of accumulated amortization, in other assets in our balance sheet as of June 30, 2006 and approximately $155,000 as of December 31, 2005. We are generally amortizing these costs over a three-year period.
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
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the modified prospective method, which will be applied to the awards issued after November 29, 2005. We did not grant any stock options between November 29, 2005 and December 31, 2005. We will continue to account for unvested stock-based awards issued prior to November 29, 2005 using the intrinsic value method originally applied to those awards. Our adoption of SFAS No. 123(R) fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. For more information regarding our accounting for stock option grants, see Note 3 to the accompanying financial statements, “Stock-Based Compensation.”
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

     As a result of our reassessment of the fair value of our common stock underlying stock option grants to employees, we will record stock-based compensation expense ratably for each stock option granted during the reassessed periods based upon the difference between the retrospectively determined fair value of our common stock at the date of the stock option grant and the exercise price of the stock option. For the six months ended June 30, 2006, we recorded $1.2 million of stock-based compensation expense compared to $301,000 for the comparable period in 2005. Additionally, we account for stock-based compensation relating to stock options granted to non-employees based on the fair value of the options granted, using the Black-Scholes-Merton option-pricing model. We measure the fair value of the option issued to a non-employee as of the earlier of the performance commitment date or the date the services required under the arrangement with the non-employee have been completed. We recognize estimated amounts of stock-based compensation expense as the non-employee performs under the arrangement. We adjust our estimates as of the final measurement date.
     The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the six months ended June 30, 2006 was approximately $427,000. Total unrecognized compensation expense from stock options and restricted shares was $7.3 million as of June 30, 2006, which is expected to be recognized over a weighted-average period of 3.2 years.
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
Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2006	2005	2006
Revenues:
License revenue	44%	45%	44%	45%
Service revenue	56	55	56	55

Total revenues	100	100	100	100

Direct cost of revenues:
Cost of licenses	2	3	2	3
Cost of services	19	16	19	17

Total direct cost of revenues	21	19	21	20

Gross profit	79	81	79	80

Operating expenses:
Sales and marketing	23	15	26	17
Research and development	32	19	34	20
General and administrative	37	32	40	32

Total operating expenses	93	66	100	69

Income (loss) from operations	(14)	15	(21)	11
Other income:
Total other income	2	16	1	9

Income (loss) before income taxes	(12)	31	(20)	20
Income tax expense	—	14	—	9

Net income (loss)	(12)%	17%	(20)%	11%

Three Months Ended June 30, 2006 and 2005
     Revenues. Total revenues for the three months ended June 30, 2006 were $7.5 million, an increase of $3.3 million, or 80%, over revenues of $4.2 million for the three months ended June 30, 2005.
     The increase in revenues was due to the increase in the number of activated eICU Centers and additional activations by existing customers to expand their use of our eICU Program. The number of activated eICU Centers increased from 22 eICU Centers at June 30, 2005 to 32 eICU Centers at June 30, 2006. The increase in customers was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program.
     We record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any period contributes more to revenues during that period than a comparable eICU Center that is activated late in that period. As a result, the increase in revenues for any period compared to the prior period does not directly correlate to the increase in the number of activated eICU Centers at the end of the period compared to the beginning of the period.
     In addition, we record revenue attributable to additional activations by existing customers to expand their use of our eICU Program over the remaining life of the support agreement in place at the time of the order for the expansion. As a result, the increase in revenues from additional activations for any period compared to the prior period depends upon when additional activations occur relative to the remaining term of the support agreement.
     Total deferred revenue increased from $38.7 million as of June 30, 2005 to $47.8 million as of June 30, 2006. This increase was primarily due to the increase in the number of contractually committed eICU Centers. At June 30, 2005, we had 29 contractually committed eICU Centers, of which 22 were activated and seven were in the process of implementing the eICU Program. At June 30, 2006, we had 36 contractually committed eICU Centers, of which 32 were activated and four were in the process of implementing the eICU Program. We consider an eICU Center to be contractually committed once a customer has signed a contract ordering our eICU Program. We consider a contractually committed eICU Center to be activated once the implementation of our eICU Program has been completed and the eICU Center is operational. The increase in contractually committed eICU Centers resulted in an increase in deferred revenue because we invoice our fees before we recognize revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the three months ended June 30, 2006 was $1.4 million, an increase of $561,000, or 64%, over total direct cost of revenues of $877,000 for the three months ended June 30, 2005. The increase was primarily due to increased implementation expenses of $91,000 from the growth in the number of activated eICU Centers, increased employee-related costs of $319,000, including increased non-cash stock-based compensation expense of $34,000, for ongoing support services and increased costs of $151,000 for third-party licenses. We had 38 full-time equivalent employees who provided technical, clinical and post-contract support services at June 30, 2006 compared to 32 full-time equivalent employees at June 30, 2005 as we hired additional personnel to provide technical and clinical and post-contract support services to our growing customer base. The increase in third-party license expenses was primarily due to the additional licenses needed to support our growing customer base.
     Total deferred contract costs increased from $4.1 million as of June 30, 2005 to $4.7 million as of June 30, 2006. The increase in deferred costs was due to the increase in our customer base during this period.
     Gross Profit. Gross profit increased from $3.3 million, or 79% of total revenues, for the three months ended June 30, 2005 to $6.1 million, or 81% of total revenues, for the three months ended June 30, 2006. The increase in gross profit as a percentage of total revenues was primarily due to efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2006 were $1.1 million, an increase of $177,000, or 18%, over sales and marketing expenses of $1.0 million for the three months ended June 30, 2005. The increase was primarily due to increased employee-related costs of $152,000, including increased sales commissions and increased non-cash stock-based compensation expense of $81,000. We had 12 full-time equivalent sales and marketing employees at June 30, 2006 and June 30, 2005.
     Research and Development Expense. Research and development expenses for the three months ended June 30, 2006 were $1.4 million, an increase of $80,000, or 6%, over research and development expenses of $1.4 million for the three months ended June 30, 2005. The increase was primarily due to increased employee and contractor related costs of $102,000, including increased non-cash stock-based compensation expense of $97,000, offset by reductions in miscellaneous other research and development expenses. We had 36 full-time equivalent research and development employees at June 30, 2006 compared to 33 full-time equivalent employees at June 30, 2005 as we hired additional personnel to upgrade and expand our software programs in an effort to release a software upgrade approximately once every six to nine months.

     General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2006 were $2.4 million, an increase of $828,000, or 53%, over general and administrative expenses of $1.6 million for the three months ended June 30, 2005. The increase in general and administrative expenses was primarily due to increased recruiting and employee-related costs of $326,000, including increased non-cash stock-based compensation expense of $268,000, increased professional fees of $259,000, and increased facility, insurance, public company compliance and depreciation costs of $253,000, offset by reductions in miscellaneous other general and administrative expenses. We had 14 full-time equivalent general and administrative employees at June 30, 2006 compared to 10 full-time equivalent employees at June 30, 2005 as we hired additional technical support and accounting personnel to support our growth.
     Other Income (Expense). Other income for the three months ended June 30, 2006 was $1.2 million, compared to $71,000 for the three months ended June 30, 2005. The increase was due to interest income earned on our cash, cash equivalent and marketable securities balances, which increased significantly during the period as a result of our initial public offering.
     Income Taxes. Our income tax expense for the three months ended June 30, 2006 was $1.1 million, compared to $1,000 for the three months ended June 30, 2005. The increase is due to the transition from a loss before income taxes of $503,000 for the three months ended June 30, 2005 to income before income taxes of $2.3 million for the three months ended June 30, 2006.
Six Months Ended June 30, 2006 and 2005
     Revenues. Total revenues for the six months ended June 30, 2006 were $14.2 million, an increase of $6.5 million, or 85%, over revenues of $7.7 million for the six months ended June 30, 2005.
     The increase in revenues was due to the increase in the number of activated eICU Centers and additional activations by existing customers to expand their use of our eICU Program. The number of activated eICU Centers increased from 22 eICU Centers at June 30, 2005 to 32 eICU Centers at June 30, 2006. The increase in customers was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program.
     We record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any period contributes more to revenues during that period than a comparable eICU Center that is activated late in that period. As a result, the increase in revenues for any period compared to the prior period does not directly correlate to the increase in the number of activated eICU Centers at the end of the period compared to the beginning of the period.
     In addition, we record revenue attributable to additional activations by existing customers to expand their use of our eICU Program over the remaining life of the support agreement in place at the time of the order for the expansion. As a result, the increase in revenues from additional activations for any period compared to the prior period depends upon when additional activations occur relative to the remaining term of the support agreement.
     Total deferred revenue increased from $38.7 million as of June 30, 2005 to $47.8 million as of June 30, 2006. This increase was primarily due to the increase in the number of contractually committed eICU Centers. At June 30, 2005, we had 29 contractually committed eICU Centers, of which 22 were activated and seven were in the process of implementing the eICU Program. At June 30, 2006, we had 36 contractually committed eICU Centers, of which 32 were activated and four were in the process of implementing the eICU Program. We consider an eICU Center to be contractually committed once a customer has signed a contract ordering our eICU Program. We consider a contractually committed eICU Center to be activated once the implementation of our eICU Program has been completed and the eICU Center is operational. The increase in contractually committed eICU Centers resulted in an increase in deferred revenue because we invoice our fees before we recognize revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the six months ended June 30, 2006 was $2.8 million, an increase of $1.2 million, or 74%, over total direct cost of revenues of $1.6 million for the six months ended June 30, 2005. The increase was primarily due to increased implementation expenses of $336,000 from the growth in the number of activated eICU Centers, increased employee-related costs of $609,000, including increased non-cash stock-based compensation expense of $66,000, for ongoing support services and increased costs of $264,000 for third-party licenses. We had 38 full-time equivalent employees who provided technical, clinical and post-contract support services at June 30, 2006 compared to 32 full-time equivalent employees at June 30, 2005 as we hired additional personnel to provide technical and clinical and post-contract support services to our growing customer base. The increase in third-party license expenses was primarily due to the additional licenses needed to support our growing customer base.
     Total deferred contract costs increased from $4.1 million as of June 30, 2005 to $4.7 million as of June 30, 2006. The increase in deferred costs was due to the increase in our customer base during this period.
     Gross Profit. Gross profit increased from $6.1 million, or 79% of total revenues, for the six months ended June 30, 2005 to $11.4 million, or 80% of total revenues, for the six months ended June 30, 2006. The increase in gross profit as a percentage of total revenues was primarily due to efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base.

     Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2006 were $2.4 million, an increase of $476,000, or 24%, over sales and marketing expenses of $2.0 million for the six months ended June 30, 2005. The increase was primarily due to increased employee-related costs of $417,000, including increased sales commissions and increased non-cash stock-based compensation expense of $167,000. We had 12 full-time equivalent sales and marketing employees at June 30, 2006 and June 30, 2005.
     Research and Development Expense. Research and development expenses for the six months ended June 30, 2006 were $2.8 million, an increase of $192,000, or 7%, over research and development expenses of $2.6 million for the six months ended June 30, 2005. The increase was primarily due to increased employee and contractor related costs of $231,000, including increased non-cash stock-based compensation expense of $163,000, offset by reductions in miscellaneous other research and development expenses. We had 36 full-time equivalent research and development employees at June 30, 2006 compared to 33 full-time equivalent employees at June 30, 2005 as we hired additional personnel to upgrade and expand our software programs in an effort to release a software upgrade approximately once every six to nine months.
     General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2006 were $4.5 million, an increase of $1.4 million, or 47%, over general and administrative expenses of $3.1 million for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily due to increased recruiting and employee-related costs of $713,000, including increased non-cash stock-based compensation expense of $532,000, increased professional fees of $247,000 and increased facility, insurance, public company compliance and depreciation costs of $420,000. We had 14 full-time equivalent general and administrative employees at June 30, 2006 compared to 10 full-time equivalent employees at June 30, 2005 as we hired additional technical support and accounting personnel to support our growth.
     Other Income (Expense). Other income for the six months ended June 30, 2006 was $1.3 million, compared to $110,000 for the six months ended June 30, 2005. The increase was due to interest income earned on our cash, cash equivalent and marketable securities balances, which increased significantly during the six months ended June 30, 2006 as a result of our initial public offering.
     Income Taxes. Our income tax expense for the six months ended June 30, 2006 was $1.3 million, compared to $2,000 for the six months ended June 30, 2005. The increase is due to the transition from a loss before income taxes of $1.5 million for the six months ended June 30, 2005 to income before income taxes of $2.9 million for the six months ended June, 30 2006.
Liquidity and Capital Resources
     At June 30, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $118.1 million and accounts receivable of $7.1 million.
     Net cash provided by operating activities was $5.4 million for the six months ended June 30, 2006 compared to $5.6 million for the comparable 2005 period. Cash flow from operations for the six months ended June 30, 2005 period was significantly increased by cash collections on executed contracts for which the related revenue was deferred consistent with our revenue recognition policy. Deferred revenue increased by $5.6 million for the six months ended June 30, 2005, compared to $267,000 for the six months ended June 30, 2006. Net income before non-cash charges increased $4.7 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.
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
     Net cash used in investing activities was $19.3 million for the six months ended June 30, 2006, which consisted primarily of purchases of marketable securities, compared to $410,000 for the six months ended June 30, 2005, which consisted primarily of purchases of fixed assets for network infrastructure, development tools and equipment, and computer equipment for our employees.
     Net cash provided by financing activities was $101.6 million for the six months ended June 30, 2006, consisting primarily of net proceeds from our initial public offering, compared to net cash provided by financing activities of $311,000 for the six months ended June 30, 2005 primarily due to the exercise of options to purchase our common stock.
     On April 10, 2006 we closed our initial public offering (“IPO”) by selling an aggregate of 6,900,000 shares of our common stock, from which we received cash proceeds, net of expenses, of approximately $100.6 million. We believe that our current cash, cash equivalent and marketable securities balances will be adequate to meet our liquidity requirements for the next twelve months.
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
     Additional discussion of these and other factors affecting our business is contained under the “Risk Factors” heading in Item 1A of Part II below and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect changed assumptions the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     At June 30, 2006, we had cash and cash equivalents totaling $99.1 million and short-term marketable securities totaling $19.0 million. These amounts were invested primarily in commercial paper, money market funds and municipal bonds. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
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
Item 1. Legal Proceedings .
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
     On January 19, 2005, iMDsoft, Ltd, a software company that develops and implements clinical information systems in the intensive care environment, including a remote ICU monitoring system, filed a request with the U.S. Patent Office, requesting a reexamination of all of the twenty-six claims previously allowed under our issued U.S. patent. In response to iMDsoft’s request, the U.S. Patent Office initiated an ex parte proceeding in which it reexamined all of the claims of our patent. During the reexamination proceeding, we amended our patent claims. On March 8, 2006, the U.S. Patent Office issued a notice of intent to issue a reexamination certificate allowing all 26 claims of our U.S. patent as amended. Under U.S. Patent Office procedure, the issuance of the reexamination certificate will conclude the reexamination proceeding. On June 23, 2006, iMDsoft, Ltd. filed a new request with the U.S. Patent Office requesting another reexamination of all 26 claims under our issued U.S. patent. As of August 7, 2006, the U.S. Patent Office had taken no formal action on iMDsoft’s new reexamination request.
     On November 12, 2004, iMDsoft filed an application with the U.S. Patent Office for the purpose of having the U.S. Patent Office declare an interference and requesting that our patent be revoked and a patent with identical claims be issued to iMDsoft. To our knowledge, as of the date of this prospectus, the U.S. Patent Office has taken no action with respect to the iMDsoft filing.
     In May 2006, we were named as a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. We believe that the claims against us are without merit and we are defending the lawsuit vigorously.
     We are unable to predict the outcome of any of the foregoing lawsuits or proceedings, or to quantify any effect that they might have on our business, financial condition or operating results. If the outcome of one or more of these lawsuits or proceedings is unfavorable to us, our business and financial results could be materially adversely affected.
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
     We have incurred significant cumulative operating losses since our inception in March 1998 and we may incur significant operating losses in the future. We incurred operating losses of approximately $8.4 million in 2003, $8.1 million in 2004 and $1.7 million in 2005. Our accumulated deficit was approximately $34.9 million as of December 31, 2005. In addition, we expect our operating expenses to increase substantially in the future as we expand our sales and marketing activities, increase our product development efforts, hire additional personnel and comply with the requirements related to being a public company. If we cannot increase our revenues enough to offset these expected increased expenses, or the increase in expenses exceeds our expectations, we may have additional operating losses in the future. You should not consider recent quarterly revenue growth or net income as indicative of our future performance.
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
     One of our competitors, iMDsoft, Ltd., a software company that develops and implements clinical information systems in the intensive care environment, including a remote ICU monitoring system, has filed an application with the U.S. Patent Office for the express purpose of having the U.S. Patent Office declare an interference and requesting that our patent be revoked and a patent with identical claims be issued to iMDsoft. iMDsoft claimed that prior art allegedly owned by iMDsoft covers the claims covered by our patent. In June 2006, iMDsoft filed a new request with the U.S. Patent Office for a reexamination of all 26 claims of our patent. As of August 7, 2006, the U.S. Patent Office has taken no formal action on iMDsoft’s new reexamination request. In addition, Cerner Corporation has filed a lawsuit against us in which it seeks as one of its remedies a declaration that our patent is invalid and unenforceable. The loss of our patent or any significant limitation in the scope of its claims would make it easier for third parties to imitate, copy or reverse engineer the techniques and methods reflected in the claims of our patent. We cannot accurately predict the scope of or the number of any claims that will remain after the interference proceeding or the Cerner lawsuit.

If our products are alleged or found to infringe the intellectual property rights of others, we could be involved in costly disputes or disruptions and be required to redesign our products or methods, pay royalties or enter into license agreements with third parties.
     From time to time, third parties may initiate legal proceedings against us, alleging that our products or technologies infringe their intellectual property rights. As the number of products in our target market increases and the functionality of these products overlaps, we believe that technology owners, users and other parties may become increasingly subject to infringement claims. If a patent with claims identical or substantially similar to our issued U.S. patent were to be issued to iMDsoft as a result of the interference proceeding in the U.S. Patent Office or as a result of iMDsoft’s new reexamination request, iMDsoft might attempt to bring an infringement claim against us to enforce its patent. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to redesign our products or methods or enter into royalty or license agreements rather than dispute the merits of the allegations. We may not be able to obtain any required royalty or license agreements on terms acceptable to us, or at all, particularly if the third party is developing or marketing a product competitive with our products or technology. Even if we are able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. If we are not successful in defending any allegations of infringement or procuring a royalty or license agreement, we could be required to pay substantial damages and be foreclosed from marketing our current product.
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
     Our support agreements with our customers typically have a term of three years and are subject to renewal. Because of our relatively short operating history and our limited number of customers, the initial term of most of our support agreements has not yet expired. Accordingly, we have limited historical data with respect to renewal rates and are unable to predict whether our customers will renew their support agreements after the expiration of their initial terms. We had one customer renew its support agreement in 2005 and two customers renew their support agreement in the six month period ended June 30, 2006. Additionally, we had one customer that has not yet decided whether to renew two support agreements covering two eICU Centers that were scheduled for renewal in the second quarter of 2006. We have offered this customer an extension through January 31, 2007, without support services, to decide whether to renew its support agreements. Support agreements are subject to renewal for seven more eICU Centers in 2007 and 12 more eICU Centers in 2008. Renewal rates for our support agreements may fluctuate as a result of a number of factors, including the level of customer satisfaction with our program and our customers’ ability to continue their operations and spending levels. If a significant number of our customers fail to renew their support agreements, our revenues may be harmed and our business may suffer.
A downturn or upturn in our sales may not be immediately reflected in our operating results because we recognize revenues from license fees and implementation fees ratably over the term of our agreements.
     We recognize revenues from license fees and implementation fees ratably over the term of our support agreements with our customers, which is typically three years. As a result, most of the revenues that we report in each quarter reflect our recognition of deferred revenues from agreements entered into during previous periods. Because of this revenue recognition policy, a decline in new customer sales or renewals of support agreements in any quarter or series of quarters may not be immediately reflected in our operating results and may negatively affect our revenues in future quarters. In addition, it is difficult for us to rapidly increase our revenues as of result of entering into new customer agreements in any period because revenues from new customers must be recognized over the term of our support agreements.
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
     Our business exposes us to a risk of product liability claims and other adverse effects of product failures. We provide products that, among other things, assist intensivists and nurses in monitoring and making treatment decisions regarding the care given to acutely ill patients. Our customers or their patients may assert claims against us in the future alleging that they suffered damages due to a defect, error or other failure of our products or services. A product liability claim could subject us to significant legal defense costs and adverse publicity regardless of the merits or eventual outcome of the claim. Although we attempt to limit by contract our liability for damages arising from negligence, errors or mistakes, these contractual provisions may not be enforceable or may not otherwise protect us from liability for damages. For example, we recently were named as a co-defendant in a lawsuit filed against one of our customers and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. We presently are unable to predict the outcome of the claims against us, however, or to quantify any effect that they might have on our business, financial condition or operating results. In addition, we maintain general liability insurance, including product liability insurance. However, this coverage may not be sufficient for one or more claims against us or otherwise continue to be available on terms acceptable to us. The insurer also could disclaim coverage as to any future claim. A successful claim brought against us that is uninsured or under-insured could materially harm our business, financial condition or operating results. A product liability claim also could harm our reputation, adversely affect future sales of our eICU program and lead to a decline in revenues.
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
     Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes to our products. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenues and operating results. We have made modifications to our eICU Program in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. We are not required to notify the FDA of modifications to our eICU Program that do not require additional clearances or approvals. However, the FDA may become aware of these modifications in connection with a periodic inspection or a proposed modification that requires additional FDA clearance or approval. If the FDA requires new clearances or approvals for the modifications that we have made, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products. In addition, we could be subject to fines, penalties and other sanctions authorized by the Federal Food, Drug and Cosmetic Act.
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
If securities analysts downgrade our stock or discontinue coverage of our company, our stock price could decline.
     The trading market for our common stock depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. If one or more of the analysts who do cover us downgrade our stock, or if our performance is not in line with estimates published by those analysts, our stock price would likely decline rapidly. As a newly public company, the analysts who publish information about our common stock have had relatively little experience with our company, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If one or more of these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Our executive officers, directors and principal stockholders own a significant percentage of our company and could exert significant influence over matters requiring stockholder approval.
     As of August 1, 2006, our executive officers, directors, principal stockholders and their affiliates beneficially owned approximately 58.6% of our outstanding common stock. Accordingly, these executive officers, directors, principal stockholders and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     Between April 1, 2006 and June 30, 2006, we issued an aggregate of 47,683 shares of our common stock upon exercise of stock options granted prior to our initial public offering pursuant to our Equity Incentive Plan for aggregate consideration of $28,046. The issuance of these shares of common stock were exempt from registration pursuant to Rule 701 under the Securities Act as transactions pursuant to a compensatory benefit plan. The shares of common stock issued upon exercise of these stock options are deemed restricted securities for the purposes of the Securities Act. The proceeds from the exercise of these options were used for general corporate purposes and the growth of our business.

Item 6. Exhibits.

Exhibit
No.	Exhibit Title
3.1 *	Fourth Amended and Restated Certificate of Incorporation of the Company

3.2	Amended and Restated Bylaws of the Company

4.1 *	Specimen Common Stock Certificate

10.1 *	Visicu, Inc. Equity Incentive Plan

10.2 **	Form of Incentive Stock Option Agreement under the Visicu, Inc. Equity Incentive Plan

10.3 **	Form of Nonstatutory Stock Option Grant Agreement under the Visicu, Inc. Equity Incentive Plan

10.4 **	Employment Agreement between Visicu, Inc. and Frank T. Sample dated as of September 17, 2001, as amended on April 15, 2004

10.5 **	Form of Indemnification Agreement for directors and Section 16 executive officers

10.6 **	Lease between Redwood Tower Limited Partnership and Visicu, Inc. dated as of June 22, 2004

10.7 **	Warrant dated July 17, 2003 to Comerica Bank to purchase 43,796 shares of Series C Preferred Stock

10.8 **	Offer Letter to Vincent E. Estrada, dated as of August 8, 2005

10.9 **	Management Severance Plan

10.10 ***	Assignment Pursuant to 37 CFR §3.56, dated April 14, 2000, executed by Brian A. Rosenfeld, M.D. and Michael Breslow

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Registration Statement on Form S-1/A, File No. 333-129989, filed on March 13, 2006.

**	Incorporated herein by reference to the Registration Statement on Form S-1, File No. 333-129989, filed on November 29, 2005.

***	Incorporated herein by reference to the Registration Statement on Form S-1/A, File No. 333-129989, filed on January 19, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISICU, INC.

Date: August 7, 2006	By:	/s/ Frank T. Sample Frank T. Sample
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: August 7, 2006	By:	/s/ Vincent E. Estrada Vincent E. Estrada
Senior Vice President and
Chief Financial Officer