Form 10-Q
period 2006-09-30
VISICU INC
filed 2006-11-03
CIK 1166463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐            Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 1, 2006

Common Stock, $.0001 par value per share	32,289,325 shares

VISICU, INC.
Quarterly Report on Form 10-Q for the three and nine month period ended September 30, 2006

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VISICU, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2005	2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,379	$89,036
Marketable securities	—	27,657
Accounts receivable	8,971	6,175
Prepaid expenses and other current assets	527	1,820
Deferred tax assets	9,300	7,644

Total current assets	30,177	132,332

Property and equipment:
Computer equipment and software	2,667	3,090
Office furniture and equipment	327	328
Leasehold improvements	104	109

	3,098	3,527
Accumulated depreciation	1,318	1,946

	1,780	1,581

Deferred contract costs	4,538	4,581
Deferred tax assets	6,604	6,604
Marketable securities	—	5,883
Other assets	1,601	483

Total assets	$44,700	$151,464

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,950	$2,783
Accrued compensation and related costs	1,478	1,378
Deferred revenue	23,516	27,291
Other current liabilities	25	26

Total current liabilities	26,969	31,478

Other long-term liabilities	575	544
Deferred revenue	24,097	19,111

Total liabilities	51,641	51,133

Stockholders’ equity (deficit):
Series A Preferred Stock, $.0001 par value; 3,500,000 shares authorized; 3,375,000 shares issued and outstanding at December 31, 2005, none at September 30, 2006	—	—
Series B Preferred Stock, $.0001 par value; 11,500,000 shares authorized; 11,016,057 shares issued and outstanding at December 31, 2005, none at September 30, 2006	1	—
Series C Preferred Stock, $.0001 par value and related warrants to purchase 43,796 shares of Series C Preferred Stock; 15,000,000 shares authorized; 4,994,228 shares issued and outstanding at December 31, 2005, none at September 30, 2006	1	—
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2006	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 4,537,841 and 32,260,817 issued and outstanding at December 31, 2005 and September 30, 2006, respectively	—	3
Additional paid-in capital	32,905	131,170
Unearned stock-based compensation	(4,949)	—
Accumulated deficit	(34,899)	(30,842)

Total stockholders’ equity (deficit)	(6,941)	100,331

Total liabilities and stockholders’ equity (deficit)	$44,700	$151,464

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Revenues:
License revenue	$2,191	$3,536	$5,550	$9,938
Service revenue	2,679	4,622	7,008	12,418

Total revenues	4,870	8,158	12,558	22,356

Direct cost of revenues:
Cost of licenses	119	231	261	630
Cost of services (1)	904	1,308	2,394	3,750

Total direct cost of revenues	1,023	1,539	2,655	4,380

Gross profit	3,847	6,619	9,903	17,976

Operating expenses:
Sales and marketing (1)	1,013	834	2,985	3,282
Research and development (1)	1,229	1,325	3,876	4,164
General and administrative (1)	1,640	2,470	4,709	6,972

Total operating expenses	3,882	4,629	11,570	14,418

Income (loss) from operations	(35)	1,990	(1,667)	3,558

Other income (expense):
Interest income	118	1,571	236	2,896
Interest expense	(4)	(1)	(12)	(5)

	114	1,570	224	2,891

Income (loss) before income taxes	79	3,560	(1,443)	6,449
Income tax expense (benefit)	(11,349)	1,060	(11,347)	2,392

Net income	11,428	2,500	9,904	4,057
Accretion of preferred stock	—	—	(354)	—

Net income attributable to common stockholders	$11,428	$2,500	$9,550	$4,057

Net income attributable to common stockholders per share:
Basic	$3.04	$0.08	$2.68	$0.18

Diluted	$0.42	$0.07	$0.36	$0.13

Weighted-average shares outstanding used in computing per share amounts:
Basic	3,762	31,987	3,557	22,301

Diluted	27,383	34,628	26,559	32,177

(1) Amounts include non-cash stock-based compensation expense as follows:
Cost of services	$16	$49	$30	$129
Sales and marketing expense	79	44	182	314
Research and development expense	55	41	146	295
General and administrative expense	126	327	219	952

Total non-cash stock-based compensation expense	$276	$461	$577	$1,690

See accompanying notes to financial statements.

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
(unaudited)

					Additional	Unearned		Total
	Preferred Stock		Common Stock		Paid-In	Stock-Based	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)

Balance at January 1, 2006	19,385	$2	4,538	$—	$32,905	$(4,949)	$(34,899)	$(6,941)

Non-employee stock-based compensation expense					65			65

Vesting of employee stock options					1,625			1,625

Vesting of restricted stock					191			191

Exercise of options for common stock			1,397		619			619

Exercise of warrant for common stock			41					—

Excess tax benefit from exercise of options for common stock					145			145

Elimination of unearned stock-based compensation expense against additional paid-in capital upon adoption of SFAS No. 123(R)					(4,949)	4,949		—

Issuance of common stock, net of issuance costs of $9,830			6,900	1	100,569			100,570

Conversion of preferred stock to common stock	(19,385)	(2)	19,385	2				—

Net income							4,057	4,057

Balance at September 30, 2006	—	$—	32,261	$3	$131,170	$—	$(30,842)	$100,331

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2005	2006
Operating activities
Net income	$9,904	$4,057

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	476	628
Amortization	91	100
Non-cash stock-based compensation expense	577	1,690
Deferred income taxes	(11,352)	1,511
Changes in operating assets and liabilities:
Accounts receivable	534	2,804
Prepaid expenses and other current assets	111	(1,293)
Deferred contract costs	(533)	(43)
Accounts payable and accrued expenses	20	1,744
Accrued compensation and related costs	(88)	(100)
Deferred revenue	9,086	(1,086)

Net cash provided by operating activities	8,826	10,012

Investing activities
Purchase of property and equipment	(597)	(429)
Purchase of marketable securities	—	(33,540)
Capitalized software additions	(584)	(51)
Change in other assets	5	19

Net cash used in investing activities	(1,176)	(34,001)

Financing activities
Proceeds from issuance of common stock, net of issuance costs of $9,680 in 2006	—	100,720
Repayment of obligations under capital lease	(18)	(18)
Exercise of options to purchase common stock	733	799
Excess tax benefit from stock-based compensation	—	145

Net cash provided by financing activities	715	101,646

Net increase in cash and cash equivalents	8,365	77,657
Cash and cash equivalents at beginning of period	8,639	11,379

Cash and cash equivalents at end of period	$17,004	$89,036

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
     The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.
     The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2005 that are included in the Company’s Registration Statement on Form S-1/A that was filed with the SEC on April 4, 2006.
     In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact from adoption of this new accounting pronouncement on its financial position or results of operation.
2. Marketable Securities
     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be marketable securities. Cash and cash equivalents generally consist of cash, money market funds and federal agency notes. At September 30, 2006, the Company had marketable securities that were classified as held-to-maturity and reported at amortized cost. Held-to-maturity securities consist of debt securities issued by the U.S. Treasury and other government corporations and agencies.
     These marketable securities have expiration dates ranging from October 2006 to October 2007. At September 30, 2006, the estimated fair value of each investment approximated its amortized cost, and, therefore there were no significant unrealized gains or losses.
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
     As a result of adopting SFAS No. 123(R), $1.7 million of compensation expense and a related deferred tax benefit of $254,000 were recognized during the nine months ended September 30, 2006. In addition, the Company previously recorded unearned stock-based compensation for non-vested stock options of employees and directors in the stockholders’ equity (deficit) section of the balance sheet. Under SFAS No. 123(R), additional paid-in capital associated with share based payments is recorded only for vested awards. Accordingly, upon adoption, the Company eliminated unearned stock-based compensation of $4.9 million against additional paid-in capital in the first quarter of 2006. Income before income taxes for the nine months ended September 30, 2006 was $144,000 lower and net income for the nine months ended September 30, 2006 was $198,000 lower than if the Company had continued to account for stock-based compensation under APB No. 25. Further, basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.01 lower than if the Company had continued to account for stock-based compensation under APB No. 25.
     SFAS No. 123(R) also requires that the excess tax benefit from the exercise of options be reflected in the statement of cash flows as a cash inflow from financing activities. Prior to the adoption of SFAS No. 123(R), these tax benefits have been reflected as a cash inflow from operations. The tax benefit from the exercise of options was $0 and $145,000 for the nine months ended September 30, 2005 and 2006, respectively.

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
     The fair values of the stock options granted during the nine months ended September 30, 2006 were computed using the following assumptions for the stock compensation plan:

Risk-free interest rate	4.4%-5.0%
Estimated option expected lives	4 years
Volatility	64%
Dividend rate	0%
Weighted-average fair value of grants	$11.87
     A summary of option activity as of September 30, 2006, and changes during the nine months then ended is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Options outstanding at December 31, 2005	4,463	$0.84
Options granted	572	8.12
Options exercised	(1,397)	0.57
Options forfeited	(32)	3.12

Options outstanding at September 30, 2006	3,606	$2.08	7.19	$6,253

Vested and expected to vest at September 30, 2006	3,462	$2.08	7.19	$6,003

Exercisable at September 30, 2006	2,030	$0.88	6.00	$1,443
     The weighted-average exercise price of options granted below the estimated fair value of common stock during the nine months ended September 30, 2005 and 2006 was $1.61 and $8.12, respectively. The total intrinsic value, the difference between the exercise price and the market price on the date of grant, of options exercised during the nine months ended September 30, 2005 and 2006, was $390,000 and $434,000, respectively.

     Nonvested restricted shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

		Weighted-Average
	Number of shares	Grant
	(in thousands)	Date Fair Value

Nonvested at December 31, 2005	250	$5.00
Granted	100	$4.87
Vested	(106)	$4.00
Forfeited	—	$—

Nonvested at September 30, 2006	244	$5.38

     Total unrecognized compensation expense from stock options and restricted shares at September 30, 2006 was $7.4 million, which is expected to be recognized over a weighted-average period of 3.1 years. The total fair value of shares vested during the nine months ended September 30, 2005 and 2006, was $463,000 and $1.5 million, respectively.
     For the three and nine months ended September 30, 2005, the intrinsic value method of accounting prescribed by APB No. 25 for stock options was applied. Compensation expense was recognized for these stock options since the options were granted at an exercise price less than the estimated fair value of the underlying stock on the grant date. If compensation expense had been recognized based on the estimate of the fair value of each option granted using the minimum value method in accordance with the provisions of SFAS No. 123, the net loss would have been reduced to the following pro forma amounts, as follows (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net loss attributable to common stockholders, as reported	$11,428	$9,550
Add: Stock-based employee compensation expense included in the determination of net loss as reported, net of income taxes	229	410
Deduct: Pro forma stock-based employee compensation expense, net of income taxes	440	677

Pro forma net loss attributable to common stockholders	$11,217	$9,283

Net loss attributable to common stockholders per share:
Basic — as reported	$3.04	$2.68

Basic — pro forma	$2.98	$2.61

Diluted — as reported	$0.42	$0.36

Diluted — pro forma	$0.41	$0.35

     The Company valued its options issued during the three and nine months ended September 30, 2005 using a risk-free interest rate of 3.7%, estimated option expected lives of 4 years and a dividend rate of 0%. The Company used a volatility rate of 100% to value its non-employee options.
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
     The following table summarizes the potential outstanding common stock of the Company as of the end of each period (in thousands).

	September 30,
	2005	2006
Options to purchase common stock	4,607	3,606
Shares of common stock into which outstanding preferred would be convertible upon the exercise of preferred stock warrants	120	—
Shares of common stock into which outstanding preferred stock is convertible	19,335	—

Total options, warrants, and preferred stock exercisable or convertible into common stock	24,062	3,606

     For the three and nine months ended September 30, 2005 and 2006, if the outstanding options, warrants and preferred stock were exercised or converted into common stock, the result would be dilutive. The following table sets forth the components of the weighted-average shares outstanding for the basic and diluted earnings per share computations for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Weighted-average shares-basic	3,762	31,987	3,557	22,301
Effect of options to purchase common stock	4,286	2,641	3,707	2,712
Effect of assumed conversion of preferred stock	19,335	—	19,335	7,164

Weighted-average shares-diluted	27,383	34,628	26,599	32,177

5. Income Taxes
     The tax benefit for the nine months ended September 30, 2005 was calculated using the Company’s forecasted estimated income tax rate for the year ended December 31, 2005, excluding the income tax effects of a change in circumstances that caused a change in judgment about the realization of deferred tax assets in future years. The tax benefit recorded for the nine months ended September 30, 2005 included the reversal of previously recorded deferred tax asset valuation allowances of $11.4 million. These deferred tax asset valuation allowances were reversed in 2005 when it became apparent based on available evidence that it was more likely than not that the deferred tax assets would be realized in future periods.
     The Company estimates that its effective income tax rate for 2006 will be approximately 45%, excluding the effect of a $500,000 tax benefit recorded in the third quarter of 2006 based on a research and development tax credit study recently performed by the Company for the eight year period from 1998 to 2005. This effective tax rate differs from the U.S. statutory income tax rate of 35% due to non-deductible stock-based compensation.
6. Concentrations of Credit Risk
     Throughout the periods presented, the Company had deposits in financial institutions in excess of federally insured amounts. These amounts were invested primarily in commercial paper, money market funds and municipal bonds. The Company has not experienced any losses on its deposits.
     The Company has three customers that respectively represented 23%, 18% and 12% of accounts receivable as of September 30, 2006 and no customers that represented more than 10% of revenues for the three and nine months ended September 30, 2006.

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
     We were founded in March 1998. We implemented our first eICU Program in June 2000. Our total revenues increased from $2.2 million in 2003 to $18.4 million in 2005. Our revenue growth has been driven primarily by growth in our customer base and from additional sales to existing customers to expand their use of our eICU Program.
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

     Our eICU Program has a lengthy sales cycle, which is typically at least nine months and may take longer. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our sales may vary significantly from quarter to quarter. In addition, because we recognize revenues from customer contracts ratably over the term of our support agreements, a change in new customer sales or renewals of support agreements in any one quarter or series of quarters may not be immediately reflected in our financial results and may negatively affect our revenues in future quarters.
     Our multi-year customer support agreements combined with our ratable revenue recognition methods provide us with a substantial backlog of contractually committed future revenues. As of September 30, 2006, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $72.4 million. As of December 31, 2005, our revenue backlog amounted to $70.2 million, of which we expect to recognize approximately 40% of in 2006. As of December 31, 2004, our revenue backlog amounted to $54.2 million. Our backlog will decrease as we recognize revenues under existing contracts, and it will increase as we sign more customer contracts. Our backlog would also decrease if any of our customers are unable to fulfill their obligations under their agreements with us or terminate their agreement with us prior to expiration. Our customers may terminate their agreements if we breach any material term and fail to cure the breach within a specified time after receipt of written notice of the breach, which is typically 30 days.
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
     We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with customers, including our post-contract customer support services. Accordingly, we recognize revenue from customer arrangements ratably over the post-contract customer support service period, which is typically three years. If we are able to objectively and reliably determine the fair value of the post-contract customer support services, we could begin to recognize revenue from the delivered software and implementation services upon customer acceptance. As of September 30, 2006, three of our customers have renewed their support agreements for an additional three-year term and another customer has entered into a new support agreement for a three-year term. Two support agreements with another customer that operates two eICU Centers were not renewed as scheduled in the second quarter of 2006 because the customer has not yet decided whether to renew the two support agreements. We have offered this customer an extension through January 31, 2007, without support services, to decide whether to renew its support agreements. Support agreements are subject to renewal for seven more eICU Centers in 2007 and 12 more eICU Centers in 2008. If a significant number of these customers renew their support agreements at the contractual renewal rate, we may determine that we are able to objectively and reliably determine the fair value of the post-contract customer support services.

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
     Historically, we have recorded insignificant amounts of bad debt expense, and at December 31, 2005 and September 30, 2006, we estimated that all accounts receivable were likely to be collected. We may determine in future periods that allowances for uncollectible accounts receivable are required, based on changes in conditions and trends or customer payment history.
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
     We reported approximately $107,000 of capitalized software costs, net of accumulated amortization, in other assets in our balance sheet as of September 30, 2006 and approximately $155,000 as of December 31, 2005. We are generally amortizing these costs over a three-year period.
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

     As a result of our reassessment of the fair value of our common stock underlying stock option grants to employees, we will record stock-based compensation expense ratably for each stock option granted during the reassessed periods based upon the difference between the retrospectively determined fair value of our common stock at the date of the stock option grant and the exercise price of the stock option. For the nine months ended September 30, 2006, we recorded $1.7 million of stock-based compensation expense compared to $577,000 for the comparable period in 2005. Additionally, we account for stock-based compensation relating to stock options granted to non-employees based on the fair value of the options granted, using the Black-Scholes-Merton option-pricing model. We measure the fair value of the option issued to a non-employee as of the earlier of the performance commitment date or the date the services required under the arrangement with the non-employee have been completed. We recognize estimated amounts of stock-based compensation expense as the non-employee performs under the arrangement. We adjust our estimates as of the final measurement date.
     The total intrinsic value, the difference between the exercise price and the market price on the date of exercise, of all options exercised during the nine months ended September 30, 2006 was approximately $434,000. Total unrecognized compensation expense from stock options and restricted shares was $7.4 million as of September 30, 2006, which is expected to be recognized over a weighted-average period of 3.1 years.
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
Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
Revenues:
License revenue	45%	43%	44%	44%
Service revenue	55	57	56	56

Total revenues	100	100	100	100

Direct cost of revenues:
Cost of licenses	2	3	2	3
Cost of services	19	16	19	17

Total direct cost of revenues	21	19	21	20

Gross profit	79	81	79	80

Operating expenses:
Sales and marketing	21	10	24	15
Research and development	25	16	31	19
General and administrative	34	30	37	31

Total operating expenses	80	57	92	64

Income (loss) from operations	(1)	24	(13)	16
Other income:
Total other income	2	19	2	13

Income (loss) before income taxes	2	44	(11)	29
Income tax expense (benefit)	(233)	13	(90)	11

Net income	235%	31%	79%	18%

Three Months Ended September 30, 2006 and 2005
     Revenues. Total revenues for the three months ended September 30, 2006 were $8.2 million, an increase of $3.3 million, or 68%, over revenues of $4.9 million for the three months ended September 30, 2005.
     The increase in revenues was attributable to an increase in the number of activated customer eICU Centers and additional activated ICU beds by existing customers expanding their use of our eICU Program. The increase in customer eICU Centers was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program. The increase in additional activated ICU beds was the result of our customers expanding the use of our eICU Program throughout their health systems.
     We record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the initial post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any reporting period contributes more to revenues during that period than a comparable eICU Center that is activated late in that reporting period. In addition, when the initial post-contract customer support period for an eICU Center expires, revenues recognized in future support periods for the eICU Center typically represent only the ongoing support fees. As a result, the increase in revenues for any reporting period compared to the prior reporting period does not directly correlate to the increase in the number of activated eICU Centers.
     In addition, we record revenue attributable to additional activations by existing customers who expand their use of our eICU Program over the remaining life of the support agreement in place at the time of the order for the expansion. As a result, the increase in revenues from additional activations for any period compared to the prior period depends upon when additional activations occur relative to the remaining term of the support agreement in place at the time of the order for the expansion.
     Total deferred revenue increased from $42.2 million as of September 30, 2005 to $46.4 million as of September 30, 2006. This increase was primarily due to an increase in the number of contractually committed eICU Centers, activated eICU Centers and activated beds offset by the increased recognition of revenue during the nine month period ended September 30, 2006. We consider an eICU Center to be contractually committed once a customer has signed a contract ordering our eICU Program. We consider a contractually committed eICU Center and beds to be activated once the implementation of our eICU Program has been completed and the eICU Center and beds are operational. The increase in contractually committed and activated eICU Centers and beds resulted in an increase in deferred revenue because we invoice our fees before we recognize revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the three months ended September 30, 2006 was $1.5 million, an increase of $516,000, or 50%, over total direct cost of revenues of $1.0 million for the three months ended September 30, 2005. The increase was primarily due to increased implementation expenses of $263,000 from the growth in the number of activated eICU Centers and beds, increased employee-related costs of $142,000, including increased non-cash stock-based compensation expense of $33,000, for ongoing support services and increased costs of $111,000 for third-party licenses. We had 38 full-time equivalent employees who provided technical, clinical and post-contract support services at September 30, 2006 compared to 35 full-time equivalent employees at September 30, 2005 as we hired additional personnel to provide technical and clinical and post-contract support services to our growing customer base. The increase in third-party license expenses was primarily due to the additional licenses needed to support our growing customer base.
     Total deferred contract costs increased from $4.4 million as of September 30, 2005 to $4.6 million as of September 30, 2006. The increase in deferred costs was due to the increase in our customer base during this period.
     Gross Profit. Gross profit increased from $3.8 million, or 79% of total revenues, for the three months ended September 30, 2005 to $6.6 million, or 81% of total revenues, for the three months ended September 30, 2006. The increase in gross profit as a percentage of total revenues was primarily due to efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2006 were $834,000, a decrease of $179,000, or 18%, over sales and marketing expenses of $1.0 million for the three months ended September 30, 2005. The decrease was primarily due to decreased employee-related costs of $190,000. We had 11 full-time equivalent sales and marketing employees at September 30, 2006 compared to 12 full-time equivalent employees at September 30, 2005.
     Research and Development Expense. Research and development expenses for the three months ended September 30, 2006 were $1.3 million, an increase of $96,000, or 8%, over research and development expenses of $1.2 million for the three months ended September 30, 2005. The increase was primarily due to increased employee and contractor related costs of $82,000. We had 37 full-time equivalent research and development employees at September 30, 2006 compared to 35 full-time equivalent employees at September 30, 2005 as we hired additional personnel to upgrade and expand our software programs.

     General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2006 were $2.5 million, an increase of $830,000, or 51%, over general and administrative expenses of $1.6 million for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily due to increased recruiting and employee-related costs of $254,000, including increased non-cash stock-based compensation expense of $201,000, increased professional fees of $213,000, and increased facility, insurance, public company compliance and depreciation costs of $232,000. We had 14 full-time equivalent general and administrative employees at September 30, 2006 compared to 12 full-time equivalent employees at September 30, 2005 as we hired additional technical support and accounting personnel to support our growth.
     Other Income (Expense). Other income for the three months ended September 30, 2006 was $1.6 million, compared to $114,000 for the three months ended September 30, 2005. The increase was due to interest income earned on our cash, cash equivalents and marketable securities balances, which increased significantly during the second quarter as a result of our initial public offering.
     Income Taxes. Our income tax expense for the three months ended September 30, 2006 was $1.1 million, compared to a benefit of $11.3 million for the three months ended September 30, 2005. The transition from a tax benefit to a tax expense is due to three factors. First, during the three months ended September 30, 2005, we reversed our valuation allowances for our deferred tax assets based on changes in our estimates of ultimate realization. Second, we recorded a $500,000 tax benefit during the third quarter of 2006 based on a research and development tax credit study we recently performed for the eight year period from 1998 to 2005. Third, income before income taxes increased from $79,000 for the three months ended September 30, 2005 to $3.6 million for the three months ended September 30, 2006.
Nine Months Ended September 30, 2006 and 2005
     Revenues. Total revenues for the nine months ended September 30, 2006 were $22.4 million, an increase of $9.8 million, or 78%, over revenues of $12.6 million for the nine months ended September 30, 2005.
     The increase in revenues was attributable to an increase in the number of activated customer eICU Centers and additional activated ICU beds by existing customers expanding their use of our eICU Program. The increase in customer eICU Centers was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program. The increase in additional activated ICU beds was the result of our customers expanding the use of our eICU Program throughout their health system.
     We record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the initial post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any reporting period contributes more to revenues during that period than a comparable eICU Center that is activated late in that reporting period. In addition, when the initial post-contract customer support period for an eICU Center expires, revenues recognized in future support periods for the eICU Center typically represent only the ongoing support fees. As a result, the increase in revenues for any reporting period compared to the prior reporting period does not directly correlate to the increase in the number of activated eICU Centers.
     In addition, we record revenue attributable to additional activations by existing customers who expand their use of our eICU Program over the remaining life of the support agreement in place at the time of the order for the expansion. As a result, the increase in revenues from additional activations for any period compared to the prior period depends upon when additional activations occur relative to the remaining term of the support agreement in place at the time of the order for the expansion.
     Total deferred revenue increased from $42.2 million as of September 30, 2005 to $46.4 million as of September 30, 2006. This increase was primarily due to an increase in the number of contractually committed eICU Centers, activated eICU Centers and activated beds offset by the increased recognition of revenue during the nine month period ended September 30, 2006. We consider an eICU Center to be contractually committed once a customer has signed a contract ordering our eICU Program. We consider a contractually committed eICU Center and beds to be activated once the implementation of our eICU Program has been completed and the eICU Center and beds are operational. The increase in contractually committed and activated eICU Centers and beds resulted in an increase in deferred revenue because we invoice our fees before we recognize revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the nine months ended September 30, 2006 was $4.4 million, an increase of $1.7 million, or 65%, over total direct cost of revenues of $2.7 million for the nine months ended September 30, 2005. The increase was primarily due to increased implementation expenses of $600,000 from the growth in the number of activated eICU Centers and beds, increased employee-related costs of $750,000, including increased non-cash stock-based compensation expense of $99,000, for ongoing support services and increased costs of $375,000 for third-party licenses. We had 38 full-time equivalent employees who provided technical, clinical and post-contract support services at September 30, 2006 compared to 35 full-time equivalent employees at September 30, 2005 as we hired additional personnel to provide technical and clinical and post-contract support services to our growing customer base. The increase in third-party license expenses was primarily due to the additional licenses needed to support our growing customer base.
     Total deferred contract costs increased from $4.4 million as of September 30, 2005 to $4.6 million as of September 30, 2006. The increase in deferred costs was due to the increase in our customer base during this period.
     Gross Profit. Gross profit increased from $9.9 million, or 79% of total revenues, for the nine months ended September 30, 2005 to $18.0 million, or 80% of total revenues, for the nine months ended September 30, 2006. The increase in gross profit as a percentage of total revenues was primarily due to efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base.

     Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2006 were $3.3 million, an increase of $297,000, or 10%, over sales and marketing expenses of $3.0 million for the nine months ended September 30, 2005. The increase was primarily due to increased employee-related costs of $227,000, including increased sales commissions and increased non-cash stock-based compensation expense of $132,000. We had 11 full-time equivalent sales and marketing employees at September 30, 2006 compared to 12 full-time equivalent employees at September 30, 2005.
     Research and Development Expense. Research and development expenses for the nine months ended September 30, 2006 were $4.2 million, an increase of $288,000, or 7%, over research and development expenses of $3.9 million for the nine months ended September 30, 2005. The increase was primarily due to increased employee and contractor related costs of $217,000, including increased non-cash stock-based compensation expense of $149,000. We had 37 full-time equivalent research and development employees at September 30, 2006 compared to 35 full-time equivalent employees at September 30, 2005 as we hired additional personnel to upgrade and expand our software programs.
     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2006 were $7.0 million, an increase of $2.3 million, or 48%, over general and administrative expenses of $4.7 million for the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily due to increased recruiting and employee-related costs of $1.1 million, including increased non-cash stock-based compensation expense of $733,000, increased professional fees of $411,000 and increased facility, insurance, public company compliance and depreciation costs of $635,000. We had 14 full-time equivalent general and administrative employees at September 30, 2006 compared to 12 full-time equivalent employees at September 30, 2005 as we hired additional technical support and accounting personnel to support our growth.
     Other Income (Expense). Other income for the nine months ended September 30, 2006 was $2.9 million, compared to $224,000 for the nine months ended September 30, 2005. The increase was due to interest income earned on our cash, cash equivalents and marketable securities balances, which increased significantly during the nine months ended September 30, 2006 as a result of our initial public offering.
     Income Taxes. Our income tax expense for the nine months ended September 30, 2006 was $2.4 million, compared to a benefit of $11.3 million for the nine months ended September 30, 2005. The transition from a tax benefit to a tax expense is due to three factors. First, during the nine months ended September 30, 2005, we reversed our valuation allowances for our deferred tax assets based on changes in our estimates of ultimate realization. Second, we recorded a $500,000 tax benefit during the third quarter of 2006 based on a research and development tax credit study we recently performed for the eight year period from 1998 to 2005. Third, we had a loss before income taxes of $1.4 million for the nine months ended September 30, 2005, while we had income before income taxes of $6.4 million for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     At September 30, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $122.6 million and accounts receivable of $6.2 million.
     Net cash provided by operating activities was $10.0 million for the nine months ended September 30, 2006 compared to $8.8 million for the comparable 2005 period. Cash flow from operations for the nine months ended September 30, 2005 period was increased by cash collections. Deferred revenue increased by $9.1 million for the nine months ended September 30, 2005, compared to a decrease of $1.1 million for the nine months ended September 30, 2006 primarily due to the increased recognition of revenue during the nine months ended September 30, 2006. Net income before non-cash charges increased $8.3 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.
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
     Net cash used in investing activities was $34.0 million for the nine months ended September 30, 2006, which consisted primarily of purchases of marketable securities, compared to $1.2 million for the nine months ended September 30, 2005, which consisted primarily of purchases of fixed assets for network infrastructure, development tools and equipment, and computer equipment for our employees.
     Net cash provided by financing activities was $101.6 million for the nine months ended September 30, 2006, consisting primarily of net proceeds from our initial public offering, compared to $715,000 for the nine months ended September 30, 2005 primarily due to the exercise of options to purchase our common stock.
     On April 10, 2006 we closed our initial public offering (“IPO”) by selling an aggregate of 6,900,000 shares of our common stock, from which we received cash proceeds, net of expenses, of approximately $100.6 million. We believe that our current cash, cash equivalents and marketable securities balances will be adequate to meet our liquidity requirements for the next twelve months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     At September 30, 2006, we had cash and cash equivalents totaling $89.0 million and marketable securities totaling $33.5 million. These amounts were invested primarily in money market funds and debt securities issued by the U.S. Treasury and other government corporations and agencies. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
Item 4. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     On December 6, 2005, the court stayed the litigation until the completion of the reexamination of our U.S. patent by the U.S. Patent Office and any appeals. We expect that the stay will be lifted and the litigation will resume at an undetermined point in the future.
     On January 19, 2005, iMDsoft, Ltd, a software company that develops and implements clinical information systems in the intensive care environment, including a remote ICU monitoring system, filed a request with the U.S. Patent Office, requesting a reexamination of all of the twenty-six claims previously allowed under our issued U.S. patent. In response to iMDsoft’s request, the U.S. Patent Office initiated an ex parte proceeding in which it reexamined all of the claims of our patent. During the reexamination proceeding, we amended our patent claims. On September 26, 2006, the U.S. Patent Office issued a reexamination certificate allowing all 26 claims of our U.S. patent as amended. Under U.S. Patent Office procedure, the issuance of the reexamination certificate concluded the reexamination proceeding. The U.S. Patent Office notes in its Public Application Information Retrieval system that another reexamination request was received on October 11, 2006. As of November 1, there has been no action by the U.S. Patent Office on this request.
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
      Our issued U.S. patent has been and may in the future be challenged by third parties. One of our competitors, iMDsoft, Ltd., has asked the U.S. Patent Office to declare an interference and revoke our issued U.S. patent, and it has filed a new request with the U.S. Patent Office for a reexamination of all 26 claims of our patent. In addition, Cerner Corporation has filed a lawsuit against us seeking a declaration that our patent is invalid and unenforceable. We cannot predict the outcome of these or any future proceedings that may challenge our rights in or the validity or enforceability of our patent. The loss of our patent or any significant limitation in the scope of its claims would make it easier for third parties to imitate, copy or reverse engineer the techniques and methods reflected in the claims of our patent.

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
     Our support agreements with our customers typically have a term of three years and are subject to renewal. Because of our relatively short operating history and our limited number of customers, the initial term of most of our support agreements has not yet expired. Accordingly, we have limited historical data with respect to renewal rates, including the renewal and non-renewal of support agreements whose initial terms have expired, and are unable to predict the extent to which our customers will renew their support agreements in the future after the expiration of their initial terms. Renewal rates for our support agreements may fluctuate as a result of a number of factors, including the level of customer satisfaction with our program and our customers’ ability to continue their operations and spending levels. If a significant number of our customers fail to renew their support agreements, our revenues may be harmed and our business may suffer.
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
     Our eICU Program has a lengthy sales cycle, which is typically at least nine months and may take longer. A customer’s decision to implement our eICU Program involves a significant commitment of its resources and a lengthy product evaluation and qualification process. These sales may be subject to delays based on a customer’s internal procedures for approving large expenditures and other factors beyond our control. We may incur substantial sales and marketing expense and expend significant management efforts during the sales cycle, regardless of whether we make a sale. As a result of the lengthy sales cycles for our eICU Program, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our operating results may vary significantly, which in turn could create volatility in the price of our common stock.
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
     Our executive officers, directors, principal stockholders and their affiliates beneficially own a significant percentage of our outstanding common stock. Accordingly, these executive officers, directors, principal stockholders and their affiliates, acting as a group, will have substantial influence over the outcome of corporate actions requiring stockholder approval, including the election of directors and the approval of significant corporate transactions, and they may in some instances exercise this influence in a manner that advances their best interests and not necessarily those of other stockholders. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, could deprive you of the opportunity to receive a premium for your common stock as part of a sale and could adversely affect the market price of our common stock.
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
A significant portion of our total outstanding shares of common stock recently became eligible for sale in the public market subject in some cases to volume limitations and certain vesting requirements. If substantial numbers of these shares are sold into the public market, the market price of our common stock could drop substantially, even if our business is doing well.
      Our officers and directors and substantially all of our stockholders who acquired their shares prior to our initial public offering entered into 180-day lock-up agreements with the underwriters of our initial public offering. These lock-up agreements expired on or around October 1, 2006, and as a result up to 24,008,567 shares of our common stock became eligible for sale in the public market subject in some cases to volume limitations and certain vesting provisions. The sale of substantial numbers of these shares, or the perception that these sales could occur, could adversely affect the market price for our common stock and could impair our future ability to obtain capital, especially through an offering of equity securities.
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

Item 6. Exhibits.

Exhibit
No.	Exhibit Title
3.1 *	Fourth Amended and Restated Certificate of Incorporation of the Company

3.2 *	Amended and Restated Bylaws of the Company

4.1 *	Specimen Common Stock Certificate

10.1 *	Visicu, Inc. Equity Incentive Plan

10.2 **	Form of Incentive Stock Option Agreement under the Visicu, Inc. Equity Incentive Plan

10.3 **	Form of Nonstatutory Stock Option Grant Agreement under the Visicu, Inc. Equity Incentive Plan

10.4 **	Employment Agreement between Visicu, Inc. and Frank T. Sample dated as of September 17, 2001, as amended on April 15, 2004

10.5 **	Form of Indemnification Agreement for directors and Section 16 executive officers

10.6 **	Lease between Redwood Tower Limited Partnership and Visicu, Inc. dated as of June 22, 2004

10.7 **	Warrant dated July 17, 2003 to Comerica Bank to purchase 43,796 shares of Series C Preferred Stock

10.8 **	Offer Letter to Vincent E. Estrada, dated as of August 8, 2005

10.9 **	Management Severance Plan

10.10 ***	Assignment Pursuant to 37 CFR §3.56, dated April 14, 2000, executed by Brian A. Rosenfeld, M.D. and Michael Breslow

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Registration Statement on Form S-1/A, File No. 333-129989, filed on March 13, 2006.

**	Incorporated herein by reference to the Registration Statement on Form S-1, File No. 333-129989, filed on November 29, 2005.

***	Incorporated herein by reference to the Registration Statement on Form S-1/A, File No. 333-129989, filed on January 19, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISICU, INC.

Date: November 3, 2006	By:	/s/ Frank T. Sample Frank T. Sample
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: November 3, 2006	By:	/s/ Vincent E. Estrada Vincent E. Estrada
Senior Vice President and
Chief Financial Officer