Form 10-K
period 2006-12-31
VISICU INC
filed 2007-03-13
CIK 1166463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-51865
Visicu, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107238
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
217 East Redwood Street, Suite 1900
Baltimore, Maryland 21202-3315
(Address of principal executive offices)
(410) 276-1960
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value per share	The NASDAQ Stock Market LLC
(Title of each class)	(Name of each exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐     No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $265.2 million (based on the last reported sale price of the common stock on the NASDAQ National Market on that date). Shares of the registrant’s common stock held by each officer and director and each person known to the registrant to own 10% or more of the outstanding voting of the registrant have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not a determination for any other purpose.
     Number of shares of the registrant’s class of common stock outstanding as of March 5, 2007: 32,575,179
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for the registrant’s 2007 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the registrant’s fiscal year ended December 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K. With the exceptions of the portions of the Proxy Statement expressly incorporated by reference herein, such document shall not be deemed filed with this Annual Report on Form 10-K.

VISICU, INC.
ANNUAL REPORT ON
FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006
Table of Contents

PART I
Item 1. Business
     This Business section and other parts of this Annual Report on Form 10-K, which we refer to as this Annual Report, contain forward-looking statements that involve risk and uncertainties. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report.
Overview
     We are a healthcare information technology and clinical solutions company focused on transforming the delivery of care to the highest acuity patients in the hospital through our eICU Program. Our eICU Program is an advanced remote monitoring system for ICUs that allows hospitals to help improve patient treatment outcomes by leveraging their scarce critical care trained staff to monitor ICU patients more frequently and to intervene earlier to prevent or manage crises. Using our eICU Program, one intensivist and two critical care nurses can manage up to 100 patients and direct on-site caregivers in providing proactive and timely care. In addition, because our eICU Program is designed to improve compliance with current ICU best practice treatment methods, we believe it enables our customers to reduce medical errors and improve outcomes in the ICU. These improvements can shorten recovery times and the length of stay of ICU patients, which reduces costs and increases revenue opportunities for our customers.
     Our eICU Program consists of an eICU Center with direct data, video and audio links with ICU patient rooms and our eCareManager suite of software products. In the eICU Center, intensivists and critical care nurses use multiple screens at eCareManager workstations to monitor real-time data, current visual status, care plan, diagnostic results and treatment history for each patient. Each eCareManager workstation has direct high-resolution video and audio links with the patient room. This feature allows the eICU staff to make virtual rounds of the ICU beds, consult with and respond to calls from the on-site caregivers and direct necessary patient interventions. Our eCareManager software suite processes the data from the vital sign monitoring and other hospital systems to alert the eICU staff to those patients whose conditions are deteriorating or who are in need of immediate intervention. This early intervention helps the eICU staff prevent potential crises as well as manage those crises that do arise.
     We were founded in March 1998 by two Johns Hopkins Hospital intensivists determined to improve patient care in the ICU. Studies have shown that a significant increase in intensivist-directed ICU care could result in as much as a 30% reduction in hospital mortality, or an estimated 54,000 lives annually. However, there are only approximately 6,000 board certified intensivists in the United States, which we estimate is one-quarter of the number needed to cover all ICU beds in the country. Our eICU Program helps to address this critical shortage by significantly increasing the number of patients that can be treated simultaneously by each intensivist. In our Critical Care Medicine study, the use of our eICU Program by one of our customers reduced mortality risks in that customer’s ICUs by approximately 27% and reduced the average length of stay in the ICUs by approximately 16%. In the study, these improvements were shown to reduce average costs per case by approximately 25% and increase the hospital’s average contribution margin per case by approximately 56%. Contribution margin represents revenue less variable costs. We believe that the significant patient care benefits and the meaningful return on investment that our eICU Program can provide differentiates it from other clinical information solutions.
     We focus on delivering effective implementation, user training and workflow redesign and ongoing support services as an integral part of our eICU Program. During the implementation phase, which we typically complete in seven to nine months, we use proven project management principles, including change management and remote, on-line learning techniques, to facilitate rapid and complete adoption by our customers. After implementation, we evaluate system performance and user behaviors and, when appropriate, recommend organizational and operational adjustments that we consider necessary to improve eICU Program effectiveness and efficiency. These optimization services measure the ultimate success of our customers’ implementation through the use of web-based surveys and reports on productivity, operating performance and return on investment. We believe that our focus on implementation and ongoing support services helps ensure that our customers’ investments in our program are well managed and achieve our customers’ financial and operational objectives.
     We sell our eICU Program primarily to multi-hospital systems and networks of community and rural hospitals. Since our first eICU Program implementation in June 2000, we have implemented our eICU Program with some of the largest multi-hospital healthcare providers in the United States. As of December 31, 2006, we had contractual commitments for approximately 9% of the estimated 60,000 adult ICU beds in over 180 hospitals in the United States.
Industry Background
     There are approximately 4,900 hospitals in the United States, which provide inpatient care to more than 36 million patients annually. Hospital costs represented approximately 30% of total healthcare expenditures in the United States, or approximately $571 billion, in 2004. Although fewer than 12% of hospital patients require ICU care, these patients may account for approximately $125 billion to $200 billion, or 22% to 34%, of total hospital costs. Approximately four million adult patients are treated in ICUs each year, resulting in direct ICU costs of $35 billion to $55 billion per year. Hospital administrations and their boards of directors are seeking ways to improve the quality of care and limit their operating costs. As a result, hospitals are increasing their spending on information technology solutions that improve patient safety and control costs. We believe that hospitals are particularly interested in information technology solutions that address staffing shortages, improve efficiency and meet increasing competitive pressures.

     According to the American Hospital Association, there are approximately 60,000 adult ICU beds in the United States. Based on our current pricing for the eICU Program, which excludes hardware and third-party products, this equates to a $1.5 billion initial market opportunity for installation and implementation, plus the opportunity for ongoing annual support revenues of approximately $170 million. In addition, our program may be applicable to other care areas, such as step-down units, operating and recovery rooms and emergency departments. The international market for our eICU Program represents another potential opportunity.
     Hospitals face significant challenges, including improving patient care, managing staffing and controlling costs in the ICU.
      Increasing Number, Acuity and Costs of ICU Patients
     ICU patients are often physiologically unstable with one or more organs failing, which increases the likelihood of medical errors and adverse events. The inherent instability of these patients requires constant monitoring and access to the appropriate expertise of caregivers with a broad knowledge base and ability to prioritize among competing problems. In a study sponsored by the Agency for Healthcare Research and Quality, researchers reported that approximately 20% of ICU patients experience an adverse event, of which almost half may be preventable. We believe that over the last decade, the number and acuity of patients in ICUs has increased significantly due to the aging population and advances in medicine. According to a study from The Advisory Board Company, approximately 28% of total hospital costs are spent in the ICU. It is estimated that 40% to 50% of ICU costs are spent on only 14% of ICU patients. According to the Advisory Board Company study, the average total cost per day of caring for an ICU patient is four times the cost of caring for a patient on a general medical and surgical floor.
      Shortage of Intensivists and ICU Nurses
     Intensivists are specialists in managing acute life-threatening events. The Leapfrog Group, a coalition of more than 170 large public and private organizations, has estimated that improved ICU care directed by intensivists could result in as much as a 30% reduction in hospital mortality, or an estimated 54,000 lives annually. However, a shortage of intensivists in the United States has prevented hospitals from providing additional intensivist oversight in the ICU. In the United States, only 10% to 20% of hospitals currently have the dedicated intensivists on staff needed to meet the Leapfrog Group’s ICU physician staffing criteria. The American Society of Anesthesiologists estimates that 10,000 to 25,000 full-time intensivists would be needed to staff all ICUs in the United States around-the -clock. However, there are only approximately 6,000 intensivists in the United States. The Committee on Manpower for Pulmonary and Critical Care Societies has predicted that a growing shortage of intensivists is likely to persist for many years. In addition to a shortage of intensivists, hospitals also face a shortage of trained critical care nurses. This combination frequently results in inexperienced medical personnel staffing the ICU.
      Lack of Available ICU Beds Cause Hospital Bottlenecks
     Approximately 40% of ICU patients originate from the emergency department and approximately 20% from operating rooms. When there are no available ICU beds, emergency departments send ambulances to other hospitals and elective surgeries must be cancelled or rescheduled. An American Hospital Association study found that 62% of hospital emergency departments were at or above capacity and that a lack of available ICU beds was the largest reported reason for emergency departments sending ambulances to other hospitals. A Government Accounting Office study reported that approximately 10% of hospitals in large population areas were sending ambulances to other hospitals 20% of the time, or more than 4 hours per day. A California study found that patients admitted from the emergency department accounted for 38% of hospital admissions and generated an average profit of $1,220 per admission. A study by The Johns Hopkins Hospital, a major teaching hospital in Baltimore, Maryland, estimated that it lost approximately $6.6 million a year in revenue as a result of its inability to accept patients through the emergency department because of a lack of ICU beds. Similarly, the rescheduling of major surgeries that require post surgical ICU care results in significant physician and patient dissatisfaction and potential lost revenue if the surgery is cancelled or rescheduled at a different hospital.
Our Solution
     Our eICU Program is an advanced remote monitoring system and set of clinical services designed to improve critical care. Key benefits of our eICU Program include:
     Improved Patient Outcomes. Our eICU Program is designed to promote rapid clinical intervention and the standardization of patient care through more frequent monitoring of ICU patients, increased intensivist-directed care and improved compliance with current ICU best practice treatment methods. As a result, the eICU Program enables our customers to improve patient outcomes and reduce medical errors. In our Critical Care Medicine study, our eICU Program reduced mortality risks in a customer’s ICUs by approximately 27%, reduced the number of patients who stayed in the ICU for more than six days, known as outlier patients, by approximately 16% and reduced the average length of stay in the ICU by approximately 16%.
     Reduced Hospital Costs. As shown in our Critical Care Medicine study, our eICU Program can help reduce the average length of ICU stay, in part due to a reduction in the number of outlier patients, and reduce the average costs per case of ICU patients through more frequent monitoring, earlier intervention and more consistent application of current ICU best practice treatment methods. The reductions in average length of ICU stay and daily costs of ICU care shown in our Critical Care Medicine study resulted in a reduction in average cost per case of approximately 25% and an increase in average contribution margin per case of approximately 56%.
     Increased Productivity and Improved Quality of Life of Critical Care Professionals. Through our eICU Program, one intensivist and two ICU nurses making virtual rounds can effectively monitor up to 100 ICU patients, compared to the current practice of one on-site intensivist monitoring only 10 to 12 patients. In addition, our technology can improve the quality of life for physicians. The 24-hour per day clinical direction provided by the eICU Center assures physicians that high quality care is provided to their patients even when the physicians are at home or otherwise unavailable. In addition, because the bedside nurses in the ICU can rely on the eICU physicians for consultation and patient care decisions, after hours interruptions of physicians can be minimized.

     Increased Hospital Revenue Potential. Our eICU Program enhances hospital revenue opportunities by reducing the average length of stay of patients in the ICU and freeing beds for additional patients. In many larger hospitals, ICUs are a bottleneck that can delay or cause emergency departments to send ambulances to other hospitals and limit the number of serious, but elective, surgical operations. Our Critical Care Medicine study estimated that our eICU Program permitted the ICUs at the study site to generate more than $3 million in financial benefit over the six-month study period. In addition, our eICU Program supports accurate documentation of care and provides reports to hospital billing departments that can justify appropriate charges based on data substantiating the acuity of the condition treated or therapy provided.
      Our eICU Program
     Our eICU Program consists of our eCareManager suite of software products, the underlying platform and networking technology and our clinical program guides and services. The eCareManager system and services enable our customers to establish and operate an eICU Center. Our advanced eCareManager suite of software products provides the primary functionality for our eICU Program. We supplement the eCareManager software with comprehensive technical and clinical implementation services and ongoing product and program support and reporting services. Our software is used to operate an eICU Center networked to multiple ICU beds in one or more hospitals. The eICU Center is staffed by the hospital’s intensivists and critical care nurses. Each clinician has a workstation that runs our software system. Each workstation has multiple screens that display the patient’s profile and electronic medical record, provide Smart Alert prompts and a clinical care support tool to guide treatment decisions. Each workstation also displays continuous data from patients’ bedside monitors and can be configured to access other hospital systems, such as pharmacy systems. Direct high resolution video and audio links with the patient room allow the eICU Center staff to make virtual rounds of the ICU beds, consult with and respond to calls from on-site caregivers and direct necessary patient interventions. In addition, the hospital can equip each patient’s room with an eICU call button, or eLert that allows the on-site medical professionals to request the help of the eICU Center staff at any time.
     Our eCareManager software implements the eICU Center functions, processes, policies and workflow and the ICU and eICU Center interactions to communicate information and coordinate and standardize care. We work with each customer to adopt and modify these functions to their care policies and procedures.
     Our eCareManager suite of software products is comprised of our Patient Care and Best Practice Tools and Reporting Solutions Core Reports.
     eCareManager Patient Care and Best Practice Tools. eCareManager Patient Care displays clinical information in views and formats that allow the user to quickly evaluate an individual patient’s status and move quickly to other patients. A patient profile screen automatically summarizes vital sign trends, organ systems, interventions, current treatments and results. The eICU staff uses the patient profile to prepare, update and review a detailed care plan and enter progress notes. Users enter these notes and other data using drop down menus that are processed by the software and used in other eCareManager applications, such as task lists and Smart Alert prompts. These notes are also used to produce Core Reports. An interactive multi-disciplinary care plan displays the goals and actions for each day. During virtual rounds, the eICU staff can quickly navigate through all their patients’ information and recommend treatment. Our eCareManager system securely stores patient data and restricts access to the data only to authorized users. Our program interfaces with our customers’ existing clinical information and administrative systems and serves as the patient’s critical care record repository.
     In addition, the on-site nurse or physician can use eCareManager Patient Care Tools at the patient’s bedside as the electronic critical care record. This electronic record features a full-function vital sign flow sheet and provides the same care plan and notes functionality that is available to the eICU staff. This greatly facilitates coordination of care and communication among all the physician and nurses providing patient care.
     Our proprietary Smart Alert prompts continuously evaluate incoming clinical data from patient monitors and other sources to detect changes in values and trends that might signify an impending change in a patient’s condition. These changes are often too subtle to be detected by a bedside caregiver who is typically involved in direct care tasks for multiple patients. For example, although a minor change in both heart rate and respiration rate over a short period of time may not trigger an alarm for either condition individually and may not be noticed by a bedside nurse, the combination may signify an impending crisis and trigger a Smart Alert prompt. The eICU Center workstations display Smart Alert prompts to notify the ICU staff to look in on a patient to determine if any intervention or closer monitoring is required.
     The Source is an online, interactive decision support application that helps clinicians make diagnostic and therapeutic decisions at the point of care. As part of our Best Practices Tools, the Source incorporates current best practice treatment methods and provides a standardized approach to hundreds of the most common clinical and therapeutic dilemmas that occur in critical care. The Source support tool is available from the eCareManager at the eICU Center or at the patient’s bedside.
     Reporting Solutions. Reporting Solutions generate detailed information about overall hospital ICU practice patterns and performance, daily management reports, and outcomes and best practice reports. The eCareManager software generates reports from the data captured in its database. By profiling how ICU care is delivered, we provide information not normally available to ICU physicians or administrators, such as blood glucose levels among all patients in the ICU over a period of time, appropriate use of beta blockers and occurrence of complications in the ICU. ICU directors and hospital administrators use the reports to guide performance improvements and monitor progress.

      Transforming Critical Care Services
     We focus on delivering effective implementation, user training and workflow redesign and ongoing support services as an integral part of our program. We have designed our clinical and technical implementation program to maximize user acceptance, promote behavioral change at all levels and increase the probability of complete implementation success. We believe that our focus on implementation and support services helps ensure that our customers’ investments in our program are well managed and achieve the customers’ financial and operational objectives.
     Technology Integration and Clinical Transformation Services. Our technology integration and clinical transformation services departments provide system installation and activation and ensure that the eICU Program is integrated into a customer’s technical and operational environment. We focus on delivering effective technical and clinical implementations on time and on budget. Through our technology integration services, we provide a project manager to oversee the entire implementation process and the technical resources to help install and configure our system. Through our clinical transformation services, we conduct detailed clinical reviews and planning sessions with our customers to prepare them to operate the eICU Center and to interact with their ICU staffs and physicians.
     Technology Integration Services. Each implementation project, whether for a new client or an expansion by an existing client, begins with engagement of the customer’s executive team to set the expectations and commitment for their organization. We assign one of our project managers to each implementation project to work with the customer’s project manager to develop, schedule and execute the implementation plan. Our implementation process typically requires seven to nine months between a new customer order and full implementation. During this period, we are in frequent contact with the customer at levels from senior hospital management to information technology to the chief medical officer. We use proven project management principles, including change management and remote, on-line learning techniques, to facilitate rapid and complete adoption by our customers. Our technical team works with each customer to specify, order, configure and install necessary system hardware, networking and interfaces.
     Clinical Transformation Services. Our clinical transformation services team of physicians and nurses assists our customers’ ICU staff and physicians to effectively transition and implement our eICU Program. We work closely with the customer to create the business process design to incorporate the eICU Center into the hospital’s day-to -day operations. Early in the implementation process we engage the hospital leadership to become active in the integration process. Our clinical transformation services team is comprised of experienced critical care physicians and nurses who recommend operational structure design, policies and procedures, eICU Center and ICU integration, workflow standardization, clinical data collection, training and activation support. Our role is to provide expertise, advice and support. The customer makes all policy, procedure and personnel staffing decisions.
     We have developed a remote, on-line training program for use by customer clinicians in learning the software and system operations. This program provides an on-line simulation of the eICU Center and provides the customer a cost effective way to train new clinicians at the customer’s site.
     Clinical Optimization Services. We also promote our customers’ eICU Program success by providing a set of reports and consulting services to help our customers improve eICU Center operations and coordinate and collaborate with ICUs. Our eCareManager Reporting Solutions and Clinical Excellence consultative services assist our customers in tracking their eICU Center and ICU performance and benchmarking themselves against other eICU Centers. The Clinical Optimization Services involves periodic on-site reviews and recommendations following implementation, quarterly eCareManager system reports and quarterly web-based surveys. Core Reports address compliance with best practices, eICU utilization rates and risk adjusted outcomes. On-site reviews address organizational and workflow efficiency, effectiveness and integration of the ICUs with the eICU Center.
Our Strategy
     Our goal is to become the industry leader in using information technology and clinical programs to transform the management of acutely ill patients. Key elements of our strategy include:
     Increasing Sales and Marketing Efforts in the United States. There are approximately 60,000 adult ICU beds in over 3,500 hospitals in the United States. As of December 31, 2006, we had contractual commitments for approximately 9% of the estimated 60,000 adult ICU beds in over 180 hospitals in the United States. We plan to expand our sales and marketing efforts so that we may pursue new customers. As we pursue new customers, we intend to continue to focus our efforts on multi-hospital systems that typically recognize the greatest benefits and fastest return on an investment in our program and represent the largest individual sales opportunities. We also intend to seek to expand our customer base to serve additional U.S. government hospitals. We believe our position as a provider of an advanced information technology solution to ICUs, together with our implementation experience and installed base of nationally recognized reference customers, will help us attract new customers.
     Expanding Penetration with our Existing Customer Base. We believe that there are significant opportunities to expand within our installed customer base, in particular by increasing the number of monitored beds at existing multi-hospital system customers. As of December 31, 2006, we have activated approximately 66% of the total contractually committed beds within our existing customer base. In addition, our contracts with these customers may cover implementation of only a portion of the facilities or ICU beds managed by the health system. Once our eICU Program is installed and operational, it has been our experience that our customers often seek to expand the number of ICU beds monitored to all of the beds managed by their health system, thereby increasing our licensing and recurring support fees. In addition, our customers can extend the eICU Program to non-affiliated hospitals as part of outreach and regional efforts. This provides us opportunities to extend our market reach without additional direct sales efforts.

     Enhancing our Program Offerings. Our customers’ clinical and operational needs drive our product program and support development. We believe that further enhancements and additional functionality should assist us in selling our program to multi-hospital systems and expanding sales to our existing customers. For example, we released a mobile version of our solution, eCareMobile, in 2006 that allows modular ICU bed monitoring. We also added daily management reports to allow caregivers in the ICU to identify outstanding care or documentation requirements. We intend to pursue future enhancements through internal development, relationships with technology partners, and the acquisition or license of additional technology. Examples of enhancements and additional functionality currently under development include:
•	improving the utility of Smart Alert prompts;

•	expanding Reporting Solutions with more advanced analytic and data mining tools, reports and benchmarking metrics and customer direct access to underlying data;

•	refining our clinical optimization services department to provide more effective, data-driven consulting services to assist customers to successfully improve their critical care program; and

•	reducing the resources, costs and time for both us and our customers that are needed to implement and upgrade our program through improved project methods, additional remote services and advanced software configuration design.
     Evaluating Opportunities to Expand our eICU Program Model. We believe that there are significant opportunities to offer our eICU Program to hospitals to monitor lower acuity beds, emergency departments and other special care units. For example, there are approximately 65,000 step-down beds in transitional care units and, based on a Government Accounting Office study, there are 40,000 to 80,000 emergency department beds or treatment spaces in the United States. Patients in these units, while still at risk, are typically closely monitored but do not require intensive nursing care. Once an eICU Program is in place at a hospital, we believe that extending it to these lower acuity areas becomes a viable option. In addition, we believe that there is an opportunity to include peri-operative, neonatal and pediatric intensive care and general care beds within the eICU Program. As we better define these opportunities, we may elect to either build or acquire the core clinical information technology and services.
     Pursuing International Sales of the eICU Program. We believe that there are significant opportunities to offer our eICU Program to customers outside of the United States, many of which face the same cost and personal challenges as domestic hospitals. We estimate that there are approximately 50,000 to 60,000 ICU beds in Europe and approximately another 40,000 to 50,000 ICU beds in the rest of the world. Because each national market may have different clinical, economic and regulatory requirements, we may elect to collaborate with third parties as we approach these markets.
Sales, Marketing and Customers
      Sales
     We use a direct sales model. Our sales representatives have substantial experience in healthcare related direct sales and are trained in our eICU Program and the needs of our potential customers. Our sales strategy includes identifying potential customers in various regions and then qualifying a subgroup in each region that will then become the focus of the sales effort. We evaluate progress and provide coaching at regularly scheduled conference calls and meetings.
     Our executive management and sales support and marketing communications team, which provide sales aids, product demonstrations, lead generation, market development and proposal assistance, support our sales representatives. As part of the sales process, most prospective customers visit an existing eICU Center and meet with that hospital’s executives and caregivers who use our eICU Program. Our ability to provide strong references from our existing customer base is a high priority and often necessary in the sales process. As a result, the sales process is complex and expensive. Our sales cycle is at least nine months, and typically longer, from the point when serious customer interest is established until a definitive agreement is executed.
     We provide all potential customers with a detailed return on investment analysis and cost proposal. The proposal includes our software license, support fees and our implementation services as well as third-party hardware and platform costs. We currently provide our customers with a perpetual license and require an annual software support fee. We do not negotiate discounts from our list price. However, customers can reduce costs per bed by initially licensing more beds and implementing our eICU Program at these beds over a contractually designated period. As of December 31, 2006, we had nine sales representatives. We plan to expand our sales and marketing efforts, including the hiring, training and deploying of additional sales representatives and sales support personnel, so that we may increase our market coverage and complete more sales.
      Marketing
     Our marketing strategy is designed to generate qualified sales leads and build awareness of the eICU Program as a more effective alternative to the traditional management of ICUs. In our marketing efforts, we use references from our existing customers, industry word-of -mouth referrals, and the local and national media coverage of our customers after they begin using our eICU Program. Our key marketing efforts include:
•	working with customers to obtain local and national news coverage and journal articles;

•	obtaining national news recognition and awards;

•	exhibiting at healthcare trade shows;

•	advertising in medical healthcare technology magazines; and

•	conducting web-based seminars targeted at key hospital decision makers.

     Market research shows that health systems’ top priorities are controlling their operating costs, improving the quality of care and expanding their market share. Many of our customers operate in competitive environments and seek to preserve or increase their market share. We believe that the eICU Program addresses costs and quality issues and provides early adopters with a market differentiator and competitive advantage. For example, the eICU Program allows hospitals to meet the Leapfrog ICU physician staffing requirements, which require, among other things, that an intensivist be on-site to manage the ICU eight hours per day, seven days per week, or alternatively that an intensivist be available 24 hours per day, seven days per week, by telemedicine. Our customers market the value of the eICU approach to patient care and in turn have received significant local and national television and print news coverage. Our customers and the eICU Program have been the subjects of stories on the ABC and CNN television networks and in national publications, including USA Today, the Wall Street Journal, U.S. News & World Report and Prevention. Local media, including television and newspapers, have covered virtually all prior eICU Center activations. We actively assist our customers in maximizing this coverage.
      Customers
     We sell our eICU Program primarily to multi-hospital systems. We can provide one or multiple eICU Centers to support as many facilities as our customers require. One customer, Sutter Health System, has activated multiple eICU Centers to support several hospital regions that monitor a total of approximately 374 beds as of December 31, 2006. Generally, our customers have found they need a minimum of 40 ICU beds for the eICU Center to be an appropriate technological solution from a cost standpoint. However, in several instances, smaller hospital systems, with fewer ICU beds individually, have established joint arrangements to share the cost and use of our program for the monitoring of their ICU beds. A typical installation of our program at a single hospital involves a multi-million dollar investment by our customer over a multi-year contract period.
     As of December 31, 2006, we had contractual commitments for approximately 9% of the estimated 60,000 adult ICU beds in over 180 hospitals in the United States. As of December 31, 2006, we have activated approximately 66% of the total contractually committed beds within our existing customer base. Our backlog of contractually committed future revenues is a result of our multi-year customer support agreements combined with our ratable revenue recognition methodology. As of December 31, 2006, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $71.6 million. We expect to recognize approximately 49% of this backlog in 2007. As of December 31, 2005, our revenue backlog amounted to $70.2 million.
     The following selected customers, many of which have purchased our program for use at multiple hospitals, represent the different types of hospitals at which we have implemented our program:
•	Sentara Healthcare was our first eICU Program customer and participated in our Critical Care Medicine study. Sentara operates a five hospital system in the Norfolk, Virginia area. It is consistently named one of the top health systems in the country.

•	Advocate Health Care in Chicago initially implemented our eICU Program to monitor 44 beds, and as of December 31, 2006 was monitoring over 240 beds from a single eICU Center.

•	The University of Pennsylvania, a leading academic medical center, uses the eICU Program to monitor ICUs in its main hospital and in one of its community hospitals.

•	Avera Health, based in South Dakota, uses the eICU Program at its larger hospitals and is offering the eICU Program to small, outlying critical access hospitals.

•	The United States Army uses the eICU Program at Tripler Army Hospital in Honolulu to monitor patients thousands of miles away in Guam.
     For the year ended December 31, 2006, no customer represented more than 10% of our revenue. For the year ended December 31, 2005, we derived approximately 13% of our revenues from Sutter Health, a community-based healthcare provider in Northern California, and approximately 12% of our revenues from Advocate Health Care, a multi-hospital healthcare provider in Illinois. For the year ended December 31, 2004, we derived approximately 23% of our revenues from Advocate Health Care, approximately 23% of our revenues from New York-Presbyterian Healthcare System, a multi-hospital healthcare system, approximately 20% of our revenues from Sutter Health and approximately 10% of our revenues from Sentara Healthcare, a multi-hospital system in southeastern Virginia.
Customer Support Services
     Our Customer Support department is designed to ensure that our systems are fully operational and that any customer problems are quickly resolved. We provide 24-hour per day, 365-day per year service and support for our software. Our call center evaluates calls and begins an immediate response depending on the severity of the issue. In every instance our response team works to have the eICU Center fully functional as soon as possible. This may include remote diagnostics or dispatching one of our technical resources to work with the customer on-site. Customer Support also proactively contacts all accounts to keep them advised of upcoming software releases, discuss problems, share solutions implemented at other locations and answer any other questions.

Technology, Research and Development
      Technology
     Our eCareManager suite of software products operate on our customers’ networks. Our system coexists with current information systems and is capable of importing data and patient information from other sources, such as patient admitting data, lab results, medication orders and third-party flow sheets. Our software system is built as an n-tier application based on Internet protocols and Microsoft technology. Hardware servers and networking are industry standard and compatible with customers’ existing networks and platforms. We do not sell infrastructure hardware, networking or operating and database software, which are required to host our applications. We provide customers with complete systems requirements based on their existing networking and planned installation as part of the implementation services. Each customer must then provide the specified infrastructure from the customer’s preferred infrastructure vendors. In addition, we specify the in-room audio and video products, which are provided by a third-party integrator. User workstations require high-end personal computers but can coexist with other hospital applications. These may be deployed on wired or wireless networks or over virtual private networks for remote users. We also specify necessary standard interfaces to monitoring and hospital information systems. Hospitals with varying levels of technological advancement use our program, including hospitals with complete clinical information systems and hospitals with none.
     Our software is designed around an open standards architecture that allows integration with clinical information systems and devices. We believe our commitment to open standards, such as Health Level Seven messaging and document standards, means that our software will be compatible with new clinical information systems and device technologies that conform to these common standards. Our software also includes tools that enable the transfer of our critical care record to enterprise health record systems.
     We can deploy our software in a high availability configuration on redundant server clusters with redundant storage systems. We support either full backup and recovery or mirrored archives in two different locations, enabling uninterrupted operation in the event of the loss of one server. Our software is developed in compliance with ISO 9001 and has been certified as ISO 9001 compliant since 2003.
      Research and Development
     We follow a formal product development process based on a two-year product development plan and employ dedicated product development personnel. Clinical advisory boards and end-user focus groups that are organized by area of expertise advise us on the clinical functionality of our program. We host an annual users’ group, which is attended by clinical and technical leaders from our customer base and is designed to provide us with direct feedback on our programs. We have focused our research and development efforts on the continued evolution of an intelligent, fault tolerant, highly scalable system and operational program for ICU management and the treatment of ICU patients. We adhere to a philosophy of open standards-based solutions. We believe that we have designed our eICU Program in a way that enables us to add new functionality more quickly and more economically than traditional methods of building software, providing us with a competitive advantage. We plan upgrades to our eCareManager software to be released approximately once every six to nine months.
     As of December 31, 2006, we had 38 employees primarily dedicated to research and development activities. In addition to our employees, we also engage contractors and consultants on a routine basis to perform specified research and development activities. We incurred company-sponsored research and development expenses of $4.3 million in 2004, $5.3 million in 2005 and $5.5 million in 2006. We plan to continue to expand our research and development efforts.
      Products and Applications Under Development
     We are actively developing additional products and applications for our products designed to better serve our customers and expand our revenue opportunities. We focus our new release efforts on five areas:
•	architecture;

•	usability;

•	new functions;

•	integration; and

•	support/installation.

Each release incorporates some balance of these areas to improve the eICU Program. For example, recent and near term releases have added new Smart Alert prompts and improved specificity, meaning fewer false alarms, and sensitivity, meaning an ability to detect impending events. Similarly, we have added a medications interface in order to automatically capture new drug orders. New releases have moved the software onto the latest versions of Microsoft Windows Server, making use of new architectural features.
Intellectual Property
     We rely on a combination of trade secrets, copyrights, trademarks, patents and patent applications, licenses and employee and third-party nondisclosure agreements and other protective measures to protect our proprietary technology and our brand. We have filed patent applications and we intend to continue to file patent applications, when appropriate, as an important part of our intellectual property strategy.
     Our co-founders, Dr. Brian Rosenfeld and Dr. Michael Breslow, developed the underlying core technology for the eICU Program and its related functionality. We own, by assignment or by contractual terms, all of the core technology evidenced in our patent and pending patent applications.
     We have one issued U.S. patent, which expires in 2019. Our issued patent covers a system and method for the care of critically ill patients receiving hospital intensive care that combines a real-time, multi-node telemedicine network and an integrated, computerized patient care management system. Our eICU Program is an implementation of the system and method covered by our issued patent as well as our pending patent applications. In 2005, the U.S. Patent and Trademark Office, or U.S. Patent Office, initiated a reexamination of our issued patent pursuant to a request made by iMDsoft. During the reexamination proceeding, we amended our patent claims. In September 2006, the U.S. Patent Office issued a reexamination certificate allowing all 26 claims of our U.S. patent as amended. In January 2007, the U.S. Patent Office initiated a second reexamination of our issued patent pursuant to another request made by iMDsoft. During the second reexamination proceeding, we amended our patent claims and presented arguments to the U.S. Patent Office intended to overcome the references cited in the second reexamination request. We are awaiting the official office action response from the U.S. Patent Office. In addition, our patent remains the subject of an application for interference filed by iMDsoft with the U.S. Patent Office and a lawsuit between us and Cerner Corporation. These proceedings are described in more detail under “—Legal Proceedings.”
     We have filed fourteen additional patent applications that are now pending. These patent applications are continuation-in-part applications of the original filing and relate to various individual technological aspects of the eICU Program disclosed in our issued patent. Because these pending patent applications are based on the technological aspects of the eICU Program originally disclosed in our issued patent but have claims different from the claims of our issued patent, the issuance of patents based on these patent applications is not dependent on the outcome of the current reexamination of our issued patent. If any patents are issued from these continuation-in-part applications, we expect that some of the resulting patents would also expire as early as 2019.
     We have issued foreign patents in Singapore, Canada, and Australia. These foreign patents also expire in 2019. A European application is currently pending and, if allowed, may be registered in all of the countries in the European Union at our election. We do not expect that our foreign patents and patent applications will be affected by the outcome of the reexamination of our issued patent by the U.S. Patent Office.
     We developed and own a majority of the software that is used in our product and service offerings. The other software used in our product and service offerings, as well as the hardware that is required to implement our eICU Program, are commercially available products. We have all of the software licenses from third parties that we believe are necessary to implement our current program. As we develop new products and new versions of products, it may be necessary to renegotiate with these third parties to ensure that our licenses are complete and valid. In such a case, our existing third-party licensors may not be willing to make the needed licenses available on terms acceptable to us, but we believe in most cases there are alternative vendors from whom we could obtain any necessary software licenses.
     Our trademarks include VISICU® , eICU® , eVantage®, SmartAlerts®, eCareMobileTM, eCareManagerTM, eLertTM and our logo. Other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective owners.

Competition
     We face a highly competitive environment in the healthcare information technology market and more generally among the many healthcare improvement initiatives that compete for hospitals’ limited management and capital resources. The market for healthcare information technology solutions and services is intensely competitive and rapidly evolving. In particular, the healthcare information technology systems market is characterized by frequent new software solution introductions and software solution enhancements and evolving industry standards and requirements. Although the market for software products and processes that provide an advanced remote monitoring technology for hospital ICU beds is relatively new and still developing, we face increasing competition from other companies in the healthcare information technology market. Our actual and potential competitors include companies that provide critical care clinical information software systems. These companies may seek to expand their product offerings to include remote monitoring and processes similar to those included within our eICU Program. These companies include Picis and iMDsoft, which provide ICU patient management and software information systems, as well as Philips Medical Systems and General Electric Healthcare, which provide patient monitoring systems. Other actual and potential competitors include companies that sell enterprise clinical and hospital information systems. These companies may seek to expand or enhance their product offerings in the future to include an ICU application module offering a process similar to our eICU Program. These companies include Cerner Corporation, Eclipsys Corp., Epic Systems Corp., General Electric Healthcare, McKesson Corp., Medical Information Technology, Inc. and Siemens Medical Solutions Health Services Corporation. We expect that other major software information systems companies, large information technology consulting service providers and system integrators, telemedicine and Internet-based companies and others specializing in the healthcare industry may develop products or services that compete with our eICU Program.
     It may be difficult for us to compete in the future based on pricing. Under most of our existing customer agreements, if we offer a lower price on license fees to new customers making comparable purchases from us we must offer that same lower price to those existing customers. In some cases, we could be required to refund to those existing customers a portion of the license fees already paid to us. This pricing term limits our ability to negotiate discounted license rates to new customers without triggering an obligation to provide the same discount to many of our existing customers who previously entered into agreements for comparable purchases.
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
     Our ability to compete successfully will depend on a number of factors both within and outside our control, including:
•	ease of integration of our technology with existing clinical programs, infrastructure and services;

•	speed of implementation;

•	length of development cycles of our technology and our clinical program;

•	product innovation and development of new products and features;

•	product quality, features and performance;

•	cost-effectiveness;

•	customer service and support;

•	the experience of our clinical services professionals; and

•	the product and policy decisions announced by our competitors.
Government Regulation
     We market, sell, and distribute our products and services in the heavily regulated U.S. healthcare industry. Our business operations and financial arrangements in this industry may be subject to a complex array of federal laws and regulations. Our healthcare provider customers are also subject to laws and regulations governing reimbursement, sales and discounting practices, and referrals as well as patient privacy and data security, because our products are used in diagnosing and treating patients enrolled in government-funded healthcare programs such as Medicare and Medicaid. In addition, a number of states have adopted their own laws and regulations, and these laws may vary significantly from one state to the next. Violation of such federal and state laws and regulations can result in civil and criminal penalties involving substantial fines and imprisonment. Furthermore, if we are successful in implementing our strategy of beginning to offer and sell our products internationally, we will become subject to additional regulations by foreign governments.

       Food and Drug Administration
     Our eICU Program is a medical device subject to extensive regulation by the Food and Drug Administration, or FDA, pursuant to the Federal Food, Drug, and Cosmetic Act, as amended, or the FDC Act. Each device that we wish to distribute commercially in the United States, unless otherwise exempt, requires regulatory clearance or approval prior to commercial distribution.
     Medical devices are classified by the FDA into one of three classes based primarily on the risk posed to patients. The lowest risk devices are in Class I and are generally exempt from any form of premarket clearance. Class II devices are moderate risk devices and, unless exempt, require FDA clearance of a premarket notification, which is commonly referred to as a 510(k), for marketing. Our eICU Program is a Class II device. Devices that pose the greatest risk are in Class III and require approval of a premarket approval application or PMA. When submitted to the FDA, both premarket notifications and premarket approval applications must be accompanied by a user fee, unless exempt.
     The FDA cleared our eICU Program, and its use for providing patient information and surveillance of hospitalized patients both at the point of care and at a remote location, through the 510(k) notification process. This process requires submission of a notification demonstrating that the proposed device is substantially equivalent to a so-called “predicate device,” which is a device that has already received 510(k) clearance or was used in the marketplace prior to May 28, 1976 for which the FDA has not yet called for the submission of premarket approval applications. A device is substantially equivalent to a predicate device if it has the same intended use as the predicate and either the same technological characteristics of the predicate, or different technological characteristics that do not raise new questions of safety and effectiveness, and the device is as safe and effective as the marketed device. Clearance under the 510(k) process typically takes from 90 days to over a year from the date of a complete filing, depending on the number of questions the FDA has concerning the submission. Some applications may never receive clearance because the FDA raises safety issues that cannot be resolved or requests additional data that the company cannot produce or that may not be economical to produce. Therefore, there is the risk that FDA clearance for any of our future devices, or for further clinical uses of our existing device, may be delayed or not cleared. There is also the risk that FDA clearance may restrict us from making claims we would like to make. Moreover, the FDA is always free to subsequently withdraw any clearance previously granted.
     If our future devices or further clinical uses of our eICU Program cannot be cleared through the 510(k) process, we would be required to submit a premarket approval application, which is known as a PMA. We would be required to support the PMA with extensive data, including but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device.
     Our eICU Program did not require premarket approval, nor do we currently expect that any future device or indication will require premarket approval.
     After a device receives 510(k) clearance or a PMA approval, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, will require a new clearance or approval. The FDA requires each manufacturer to make this determination initially, but the FDA can review any decision and may disagree with a manufacturer’s determination. We have modified aspects of our eICU Program since receiving regulatory clearance, but we believe that new 510(k) clearances are not required for these modifications. We are not required to notify the FDA of modifications that do not require additional clearances or approvals. However, the FDA may become aware of these modifications in connection with a periodic inspection or a proposed modification that requires additional FDA clearance or approval. If the FDA disagrees with our determination not to seek a new 510(k) clearance or PMA approval, the FDA may retroactively require us to seek 510(k) clearance or premarket approval. The FDA could also require us to cease marketing and distributing the modified device, and to recall any sold devices, until 510(k) clearance or premarket approval is obtained. In addition, we could be subject to significant regulatory fines, penalties or other sanctions.
     The FDA requires that we manufacture our products in accordance with its Quality System Regulation, or QSR. The QSR covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. Our failure to maintain compliance with the QSR requirements could result in the shutdown of our manufacturing operations and the recall of our products.
     The FDA can conduct announced and unannounced inspections of our facilities at any time. The FDA inspected our facility once in 2002 and we believe we have adequately addressed the few concerns raised by the FDA.
     After a device is placed on the market, numerous regulatory requirements apply. These include:
•	FDA’s quality system regulation, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures for manufacturing, labeling, packaging, storage and shipping of products;

•	labeling regulations, which govern product labels and labeling, prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling and promotional activities;

•	medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if it were to recur;

•	notices of correction or removal and recall regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDC Act that may present a risk to health; and

•	post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

     Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:
•	untitled letters and warning letters;

•	fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall, seizure or removal of authority to distribute our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our request for 510(k) clearance of new products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.
     Advertising and promotion of medical devices are regulated by the FDA, the Federal Trade Commission and by state regulatory and enforcement authorities. Recently, some promotional activities for FDA-regulated products have been the subject of enforcement actions brought under healthcare reimbursement laws and consumer protection statutes. In addition, under the federal Lanham Act, competitors and others can initiate litigation relating to advertising claims.
     International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different.
          HIPAA Privacy and Security Regulations
     The Privacy Rules under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, prohibit a covered entity from using or disclosing an individual’s personally identifiable protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under the Privacy Rules. The Privacy Rules impose a complex system of requirements on covered entities for complying with these standards. In addition, the Security Rules under HIPAA required most covered entities to achieve compliance by April 21, 2005. Under the Security Rules, covered entities must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by them or by others on their behalf. Violations of the Privacy Rules or the Security Rules are punishable by civil monetary penalties that can range up to $25,000 for multiple violations in a given year. Basic criminal penalties can include fines of up to $50,000 and imprisonment of up to one year. However, criminal penalties increase substantially if the offense occurs under false pretenses or with the intent to sell, transfer, or use individually identifiable health information for commercial advantage, for personal gain, or with malicious harm.
     The Privacy Rules and Security Rules apply directly only to covered entities such as health plans, healthcare clearinghouses and healthcare providers who engage in HIPAA-defined standard electronic transactions.
     We are not a covered entity, but our customers are. In order to provide to a customer certain services that may involve the use or disclosure of protected health information, the Privacy Rules and Security Rules require our customers to enter into business associate agreements with us. These agreements must provide adequate written assurances:
•	as to how we will use and disclose the protected health information;

•	that appropriate administrative, physical and technical safeguards are in place to prevent misuse of information;

•	that we will enter into similar agreements with our agents and subcontractors that have access to the information;

•	that we will report security incidents and inappropriate uses or disclosures of the information; and

•	that we will assist the covered entity with certain of its duties under the Privacy Rules.
     In addition to requiring us to provide these adequate written assurances, the business associate agreements with our customers also impose significant privacy and information security requirements on us, compliance with which may require us to expand substantial funds. Furthermore, in many of our customer contracts, we have agreed to indemnify our customers for civil liabilities that they may incur as a result of our breach of the business associate agreement or our HIPAA-related obligations under the customer contract. We cannot assure you that we will not in the future be subject to civil liability in connection with those business associate agreements and the indemnification provisions of our customer contracts. In addition, it is possible that, as a business associate, we could be subject to criminal penalties if we are involved in any HIPAA violations.

     In addition to the Privacy Rules and Security Rules, most states have enacted patient confidentiality laws which protect against the disclosure of confidential medical information, and many are considering further legislation in this area. Such state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements.
          Government Reimbursement
     Our customer base consists of healthcare providers that are subject to regulation by a number of governmental agencies, including those which administer government-funded healthcare programs such as Medicare and Medicaid. Accordingly, our customers are sensitive to legislative and regulatory changes in, and limitations on, the government healthcare programs and changes in reimbursement policies. During recent years, there have been numerous federal legislative and administrative actions that have affected the Medicare and Medicaid programs, including reductions in payments to hospitals and other healthcare providers. It is likely that the federal government will consider and could implement future reductions in reimbursement or other changes that adversely affect funding available to our healthcare customer base. Any such changes could adversely affect our own financial condition by reducing the capital expenditure budgets of our customers.
     Generally, our customers do not bill or receive direct reimbursement by the government or other third payers for the services provided under the eICU Program. In some instances our customers have or are negotiating with third-party payers for some payment to reflect the costs of providing this service to improve care. Our customers pay eICU staff either as employees or independent contractors for the hours worked in the center. We do not believe any such arrangements are improper or contrary to any government rules or regulations, including those concerning fraud and abuse. However, we cannot assure you that they will be found compliant if examined by regulatory authorities.
     Fraud and Abuse
     A number of federal laws, loosely referred to as fraud-and-abuse laws, are used to prosecute healthcare providers, physicians and others that fraudulently or wrongfully obtain or solicit remuneration in exchange for the referral of patients or ordering of services covered by a federal health program. Given the breadth of these laws and regulations, we cannot assure you that they will not be found applicable to our business or the financial arrangements through which we market, sell, and distribute our products. These include federal anti-kickback and self-referral laws and regulations.
     Anti-Kickback Law. The anti-kickback provisions of the Social Security Act prohibit the exchange of anything of value with the intent to encourage utilization of items or services payable under a federal healthcare program unless the arrangement meets all of the requirements for a limited set of exceptions or “safe harbor” conditions. Courts have construed the anti-kickback law to mean that a financial arrangement will violate such law if even one of the purposes of one of the parties is to encourage patient referrals or other federal healthcare program business, regardless of whether legitimate purposes also exist for the arrangement. Penalties for federal anti-kickback violations are severe. Conviction can result in up to five years imprisonment, a $25,000 fine per offense, and exclusion from participation under federal healthcare programs. Violators may also be assessed civil monetary penalties ranging from $10,000 to $50,000 per offense, as well as damage assessments equal to three times the total amount of the kickback. We believe that all of our arrangements with physicians and healthcare facilities are lawful. But given the broad sweep of the federal anti-kickback law, we cannot assure you that all such arrangements will be found compliant with such law if examined by government regulators, to the extent that such regulators determine that any of our arrangements are subject to such law.
     Stark Law. The Ethics in Patient Referrals Act, known as the “Stark Law,” also prohibits certain types of referral arrangements between physicians and healthcare entities. Physicians are prohibited under the original Stark Law, its subsequent Stark II amendment, and the Stark implementing regulations from referring patients for “designated health services” reimbursed under federal healthcare programs to entities with which the physician has a financial relationship or an ownership interest, unless such referrals fall within a specific exception. Violations of the statute can result in civil monetary penalties of up to $15,000 per improper referral and exclusion from federal healthcare programs. We do not believe that our arrangements with physician consultants or other healthcare providers violate the Stark Law, but we cannot provide assurances to such effect, nor can we assure you that we will not in the future be subject to Stark Law penalties.
     State Law. Various states have enacted equivalents of the foregoing federal statutory and regulatory provisions. These state law equivalents would apply to items or services reimbursed by any third-party payor, including commercial payors. Many of these laws vary significantly from state to state, rendering compliance a costly and uncertain endeavor.
     Emerging Certification Requirements
     The administration is pursuing an aggressive strategy to promote the use of interoperable electronic health records and systems and has created an Office of the National Coordinator for Health Information Technology, or ONC. ONC has introduced a strategic framework and has entered into vendor contracts in connection with a number of initiatives to advance a national health information network and interoperable EHRs. One initiative within this framework is the Certification Commission for Healthcare Information Technology, which is beginning to certify electronic health record systems as meeting minimum functional and interoperability requirements. While we believe our system is well designed in terms of function and interoperability, we cannot be certain that it will meet future, undefined requirements.

     Foreign Regulations
     If we are successful in implementing our strategy of beginning to offer and sell our products internationally, we will become subject to additional regulations by foreign governments.
     European Union Regulation. The primary regulatory environment in Europe is that of the European Union, which consists of 25 member countries encompassing most of the major countries in Europe. The European Union has adopted numerous directives and standards regulating the design, manufacturing, labeling and adverse event reporting for medical devices and the use and disclosure of personal information. A device that complies with the requirements of a relevant directive is entitled to bear a mark, called a CE Marking, and to be commercially distributed throughout the European Union. The CE Marking is required on all medical products sold and used in the European Union, and is also recognized by many countries outside the European Union.
     Other Foreign Regulation. In the future, we may seek to sell our program in other countries and thus would be regulated by additional foreign governmental agencies.
Employees
     As of December 31, 2006, we had 104 employees, 38 of whom were primarily engaged in research and development, 13 of whom were primarily engaged in sales and marketing, 39 of whom were primarily engaged in providing implementation services and 14 of whom were primarily engaged in administration and finance. A majority of these employees are located at our corporate headquarters in Baltimore, Maryland. None of our employees is a party to a collective bargaining agreement, and we consider our relationship with our employees to be good.
     We engage physicians and nurses as consultants on a part time basis to augment our clinical services team based on implementation scheduling. We do not staff or operate our customers’ eICU Centers.
Item 1A. Risk Factors
     Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information contained in Item 8 of this Annual Report, including the financial statements and the related notes appearing at the end of this Annual Report, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.
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
     Our issued U.S. patent has been and may in the future be challenged by third parties. One of our competitors, iMDsoft, Ltd., has asked the U.S. Patent Office to declare an interference and revoke our issued U.S. patent, and it has filed a second request with the U.S. Patent Office for a reexamination of all 26 claims of our patent. During the second reexamination proceeding, we amended our patent claims and presented arguments to the U.S. Patent Office, and are awaiting the official office action response from the U.S. Patent Office. In addition, Cerner Corporation has filed a lawsuit against us seeking a declaration that our patent is invalid and unenforceable. We cannot predict the outcome of these or any future proceedings that may challenge our rights in or the validity or enforceability of our patent. The loss of our patent or any significant limitation in the scope of its claims would make it easier for third parties to imitate, copy or reverse engineer the techniques and methods reflected in the claims of our patent.

If our products are alleged or found to infringe the intellectual property rights of others, we could be involved in costly disputes or disruptions and be required to redesign our products or methods, pay royalties or enter into license agreements with third parties.
     From time to time, third parties may initiate legal proceedings against us, alleging that our products or technologies infringe their intellectual property rights. As the number of products in our target market increases and the functionality of these products overlaps, we believe that technology owners, users and other parties may become increasingly subject to infringement claims. If a patent with claims identical or substantially similar to our issued U.S. patent were to be issued to iMDsoft as a result of the interference proceeding in the U.S. Patent Office or as a result of iMDsoft’s second reexamination request, iMDsoft might attempt to bring an infringement claim against us to enforce its patent. Any allegation of infringement against us could be time consuming and expensive to defend or resolve, result in substantial diversion of management resources, cause product shipment delays, or force us to redesign our products or methods or enter into royalty or license agreements rather than dispute the merits of the allegations. We may not be able to obtain any required royalty or license agreements on terms acceptable to us, or at all, particularly if the third party is developing or marketing a product competitive with our products or technology. Even if we are able to obtain a license, the rights may be nonexclusive, which would give our competitors access to the same intellectual property. If we are not successful in defending any allegations of infringement or procuring a royalty or license agreement, we could be required to pay substantial damages and be foreclosed from marketing our current product.
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
If we are required to change the way in which we recognize revenue in the future, our financial results could fluctuate significantly, which may result in volatility in the price of our common stock.
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
     If, in the future, we are able to objectively and reliably determine the fair value of the elements of our customer arrangements, we will begin to recognize all of the revenue from delivered software and implementation services immediately upon customer acceptance. If a significant number of customers whose support agreements are scheduled for renewal do, in fact, renew at a consistent renewal rate with similar terms, we may be able to objectively and reliably determine the fair value of the elements of our customer agreements as early as 2008.
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
     We had operating income in 2006, but from our inception in March 1998 to 2005 we incurred significant operating losses and we could incur significant operating losses again in the future. Our accumulated deficit was approximately $28.9 million as of December 31, 2006. In addition, we expect our operating expenses to increase substantially in the future as we expand our sales and marketing activities, increase our product development efforts, hire additional personnel and comply with the requirements related to being a public company. If we cannot increase our revenues enough to offset these expected increased expenses, or the increase in expenses exceeds our expectations, we may have additional operating losses in the future.

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
     We rely on intellectual property and technology, such as software and content, which we license from third parties and incorporate into our eICU Program. If any of our third-party suppliers were to change product offerings, increase prices or terminate our licenses or supply contracts, then we might need to seek alternative suppliers and incur additional internal or external development costs to ensure continued performance of our eICU Program. These alternatives may not be available on attractive terms, or may not be as widely accepted or as effective as the intellectual property or technology of our existing suppliers. Any loss of the right to use any of this intellectual property or technology could result in interruptions in the full functionality of our eICU Program.

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
     Our eICU Program has a lengthy sales cycle, which is at least nine months and typically takes longer. A customer’s decision to implement our eICU Program involves a significant commitment of its resources and a lengthy product evaluation and qualification process. These sales may be subject to delays based on a customer’s internal procedures for approving large expenditures and other factors beyond our control. We may incur substantial sales and marketing expense and expend significant management efforts during the sales cycle, regardless of whether we make a sale. As a result of the lengthy sales cycles for our eICU Program, it is difficult for us to predict the quarter in which a particular sale may occur. Accordingly, our operating results may vary significantly, which in turn could create volatility in the price of our common stock.
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

If we fail to obtain and maintain necessary U.S. FDA clearances for our products and indications or if clearances for future products and indications are delayed or not issued, our business would be harmed.
     Our eICU Program and related products are classified as medical devices and are subject to extensive regulation in the United States by the FDA and other federal, state and local authorities. These regulations relate to manufacturing, labeling, sale, promotion, distribution, importing and exporting and shipping of our products. In the United States, before we can market a new medical device, or a new use of or claim for an existing product, we must first receive either 510(k) clearance or premarket approval from the FDA, unless an exemption applies. Both of these processes can be expensive and lengthy and entail significant user fees, unless exempt. The FDA’s 510(k) clearance process usually takes from 90 days to over a year from the date of a complete filing, depending on the number of questions the FDA has concerning the submission. The process of obtaining premarket approval is much more costly and uncertain than the 510(k) clearance process. It generally takes from one to three years, or even longer, from the time the premarket approval application is submitted to the FDA until an approval is obtained. The FDA cleared our eICU Program through the 510(k) notification process.
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
     The FDA could object to our post-market activities. We are subject to continuing regulation by the FDA, including the requirements that our facilities be registered and our devices listed with the agency. We are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur. We also are subject to the notices of correction or removal and recall regulations, which require us to report to the FDA about corrections and removals in cases in which the correction or removal was initiated to reduce a risk to health posed by the device or to remedy a violation of the FDA Act caused by the device that may present a risk to health, and maintain records of other corrections or removals. The FDA closely regulates promotion and advertising and our promotional and advertising activities could come under scrutiny. If the FDA objects to our promotional and advertising activities or finds that we failed to submit reports under the Medical Device Reporting regulations, for example, the FDA may allege our activities resulted in violations.
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
     Any modification to an FDA-cleared device that could significantly affect its safety or effectiveness or that would constitute a major change in its intended use requires a new 510(k) clearance or a premarket approval. We may be required to submit extensive pre-clinical and clinical data depending on the nature of the changes to our products. We may not be able to obtain additional 510(k) clearances or premarket approvals for modifications to, or additional indications for, our existing products in a timely fashion, or at all. Delays in obtaining future clearances or approvals would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our revenues and operating results. We have made modifications to our eICU Program in the past and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. We are not required to notify the FDA of modifications to our eICU Program that do not require additional clearances or approvals. However, the FDA may become aware of these modifications in connection with a periodic inspection or a proposed modification that requires additional FDA clearance or approval. If the FDA requires new clearances or approvals for the modifications that we have made, we may be required to recall and to stop marketing the modified devices, which could harm our operating results and require us to redesign our products. In addition, we could be subject to fines, penalties and other sanctions authorized by the FDA Act.

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
     We are currently required to demonstrate and maintain compliance with the FDA’s Quality System Regulation. The QSR is a complex regulatory scheme that covers the methods and documentation of the design, testing, control, manufacturing, labeling, quality assurance, packaging, storage and shipping of our products. The FDA enforces the QSR through periodic unannounced inspections. We have been, and anticipate in the future being, subject to these inspections. Our failure to comply with the QSR or to take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter, a shutdown of or restrictions on our manufacturing operations, delays in approving or clearing a product, a recall or seizure of our products, fines, injunctions, civil or criminal penalties, or other sanctions, any of which could cause our business and operating results to suffer.
We may face additional compliance costs and liability risks under HIPAA.
     Our eICU Program involves the storage and transmission of patients’ personal information, much of which is subject to regulation under HIPAA. Federal regulations issued in accordance with HIPAA impose national health data standards on healthcare providers that conduct electronic health transactions, healthcare clearinghouses that convert health data between HIPAA-compliant and non-compliant formats and health plans. Failure to comply with these standards under HIPAA may subject our customers to civil monetary penalties and, in some circumstances, criminal penalties. These HIPAA standards include:
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
Item 1B. Unresolved Staff Comments
     None.

Item 2. Properties
     Our principal offices occupy approximately 17,030 square feet of leased office space in Baltimore, Maryland. The lease expires in September 2010. We believe our current facilities are adequate for our current needs and that suitable additional space will be available as and when needed.
Item 3. Legal Proceedings
     In November 2004, Cerner Corporation, a supplier of healthcare information technology, including a solution related to the delivery of care to patients in ICUs, filed a lawsuit against us in the United States District Court for the Western District of Missouri. In this matter, Cerner requests a declaration that, among other things: (1) our issued U.S. patent is invalid and unenforceable; (2) Cerner has not infringed our patent; and (3) certain actions that we have taken have threatened Cerner and its customers with infringement of our patent and constituted unfair competition and tortious interference with Cerner’s customer contracts and expected business. Cerner has asked the court for an award of damages in an unspecified amount and an injunction preventing us from threatening or initiating infringement litigation under our patent against Cerner, its customers or potential customers and from misrepresenting the scope and substance of our patent to Cerner’s customer or potential customers. Cerner has also alleged that we have engaged in patent misuse by making statements, assertions and representations that are false and misleading and misrepresent the scope and substance of our patent and as a result our patent is unenforceable.
     In October 2005, we filed an answer, affirmative defenses and counterclaims with respect to Cerner’s complaint. In our answer we deny and provide affirmative defenses for the claims made by Cerner. In addition, we have asserted counterclaims alleging that Cerner has, among other things: (1) infringed, induced others to infringe, or contributed to the infringement of our patent; (2) misappropriated our trade secrets; (3) breached its contractual obligations to us in non-disclosure agreements; (4) engaged in unfair competition; and (5) tortiously interfered with our customer contracts and expected business. We have asked the court for an award of damages in an unspecified amount and an injunction preventing Cerner from infringing the our patent, using or disclosing our trade secrets, making false or misleading statements regarding the company or tortiously interfering with our customer contracts or expected business. We have also asked the court for an order instructing Cerner to publicly retract all false and misleading statements about our products. In November 2005, Cerner filed an answer to our counterclaim in which Cerner denies and provides affirmative defenses for the claims made by us.
     In December 2005, the court stayed the litigation until the completion of the reexamination of our U.S. patent by the U.S. Patent Office and any appeals. We expect that the stay will be lifted and the litigation will resume following the issuance by the U.S. Patent Office of a reexamination certificate in the current patent reexamination proceeding.
     In January 2005, iMDsoft, Ltd, a software company that develops and implements clinical information systems that can be used in a remote ICU monitoring system, filed a request with the U.S. Patent Office, requesting a reexamination of all of the twenty-six claims previously allowed under our issued U.S. patent. In response to iMDsoft’s request, the U.S. Patent Office initiated an ex parte proceeding in which it reexamined all of the claims of our patent. During the reexamination proceeding, we amended our patent claims. In September 2006, the U.S. Patent Office issued a reexamination certificate allowing all 26 claims of our U.S. patent as amended. In November 2006, iMDsoft filed a second request with the U.S. Patent Office, requesting another reexamination of all the claims of our patent. In January 2007, the U.S. Patent Office initiated a second reexamination of our issued patent pursuant to iMDsoft’s second request. During the second reexamination proceeding, we amended our patent claims and presented arguments to the U.S. Patent Office intended to overcome the references cited in the second reexamination request. We are awaiting the official action response from the U.S. Patent Office.
     In November 2004, iMDsoft filed an application with the U.S. Patent Office for the purpose of having the U.S. Patent Office declare an interference and requesting that our patent be revoked and a patent with identical claims be issued to iMDsoft. To our knowledge, as of the date of this filing, the U.S. Patent Office has taken no action with respect to the iMDsoft filing.
     In May 2006, we were named a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit.
     Other than the foregoing, we are not currently a party to any material legal proceedings.
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our security holders through solicitation of proxies or otherwise, during the fourth quarter of 2006.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Stock Market Information
     Our common stock has been traded on the NASDAQ Global Market (formerly the NASDAQ National Market) under the symbol “EICU” since April 5, 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices of our common stock on the NASDAQ Global Market (formerly the NASDAQ National Market), as reported by NASDAQ:

Fiscal Year 2006	High	Low
Second quarter (commencing April 5, 2006)	$25.92	$15.80
Third quarter	$19.33	$8.85
Fourth quarter	$11.20	$7.00
Holders
     As of March 5, 2007 there were approximately 146 stockholders of record of our common stock based on the records of our transfer agent.
Dividends
     In October 2005, we declared and paid a special cash dividend of approximately $7.8 million, or $0.33 per share, to all holders of our outstanding shares of common and preferred stock on October 14, 2005. Since January 1, 2005, we have not declared or paid any other cash dividends on our common stock. We currently intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any additional cash dividends on our common stock in the foreseeable future.
Rule 10b5-1 Trading Plans
     In July 2006, our board of directors approved our insider trading policy that includes a provision allowing our directors, officers, and employees to sell shares of our common stock pursuant to trading plans or arrangements complying with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Rule 10b5-1 trading plans generally provide for sales of common stock on specified dates or from time to time, subject to price parameters, daily limits and other contingencies.
Securities Authorized for Issuance under Equity Compensation Plans
     We are authorized to issue equity compensation to our employees, officers, directors and certain other persons providing bona fide services to us under the Visicu, Inc. Equity Compensation Plan, which has been previously approved by our stockholders. The following table sets forth information about our equity compensation plan as of December 31, 2006:

	(a)	(b)	(c)
Number of securities
remaining available for
future issuance under equity
	Number of securities to be	Weighted-average	compensation plans
	issued upon exercise of	exercise price of	(excluding securities
	outstanding options,	outstanding options,	reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	3,438,000	$2.25	747,000
Equity compensation plans not approved by security holders	—	—	—

Total	3,438,000	$2.25	747,000

     Our equity incentive plan provides that the shares underlying stock options and other stock-based awards granted under the plan in each calendar year may not exceed two percent of the number of shares of common stock outstanding on the first day of that year plus the number of shares that remained available for awards at the end of the previous calendar year.

Performance Graph
     The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index (U.S. Companies) and the NASDAQ Computer and Data Processing Index over the period April 5, 2006 (the first trading date of our common stock following our initial public offering) through December 31, 2006. The graph assumes $100 invested at April 5, 2006 in our common stock (at the public offering price of $16 per share) and in each of the market indices, with reinvestment of all dividends. We have not paid or declared any cash dividends on our common stock since April 5, 2006. Stockholder returns over the indicated period should not be considered indicative of future stock prices or stockholder returns.
Comparison of Cumulative Total Return
For the Period April 5, 2006 Through December 31, 2006

	4/5/06	4/30/06	5/31/06	6/30/06	7/31/06	8/31/06	9/30/06	10/31/06	11/30/06	12/31/06

Visicu, Inc.	$100	$149	$116	$110	$81	$76	$56	$61	$63	$70

NASDAQ Composite Index (U.S. Companies)	$100	$98	$93	$93	$89	$93	$96	$101	$103	$103

NASDAQ Computer and Data Processing Index	$100	$97	$89	$92	$90	$95	$101	$106	$109	$108
     This performance graph and the related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section, and shall not be deemed to be incorporated by reference into any filing that we make under the Securities Act or under the Exchange Act.
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.
Issuance of Common Stock upon Exercise of Warrant
     In April 2006, we issued 41,285 shares of our common stock upon the exercise of a warrant held by Comerica Bank. The warrant, which was issued in July 2003 in connection with a financing agreement, was exercised on a net issue election basis and accordingly we did not receive any cash proceeds in consideration of the issuance of the shares. This issuance was made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act (and/or Regulation D promulgated thereunder) for transactions by an issuer not involving a public offering. Upon issuance these shares were deemed restricted securities for the purposes of the Securities Act.

Item 6. Selected Financial Data
     The selected financial data set forth below as of December 31, 2005 and 2006, and for the years ended December 31, 2004, 2005 and 2006 are derived from our financial statements audited by Ernst & Young LLP, our independent registered public accounting firm, and included elsewhere in this Annual Report. The selected financial data as of December 31, 2002, 2003 and 2004 and for the years ended December 31, 2002 and 2003 are derived from our audited financial statements not included in this Annual Report.
     The following selected financial data should be read in conjunction with our financial statements, the related notes and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations ” included elsewhere in this Annual Report. The historical results are not necessarily indicative of the results to be expected for any future period.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Statements of Operations:
Revenues:
License revenue	$17	$686	$2,268	$8,160	$13,458
Service revenue	1,428	1,532	3,246	10,192	16,787

Total revenues	1,445	2,218	5,514	18,352	30,245

Direct cost of revenues:
Cost of licenses	1	66	120	404	872
Cost of services	1,081	702	1,347	3,462	4,885

Total direct cost of revenues	1,082	768	1,467	3,866	5,757

Gross profit	363	1,450	4,047	14,486	24,488

Operating expenses:
Sales and marketing	1,647	2,722	3,284	4,140	4,588
Research and development	2,698	3,233	4,251	5,279	5,530
General and administrative	3,510	3,889	4,638	6,757	9,189

Total operating expenses	7,855	9,844	12,173	16,176	19,307

Income (loss) from operations	(7,492)	(8,394)	(8,126)	(1,690)	5,181
Total other income	36	1	19	331	4,436

Income (loss) before income taxes	(7,456)	(8,393)	(8,107)	(1,359)	9,617
Income tax expense (benefit)	—	12	(3,980)	(11,426)	3,595

Net income (loss)	(7,456)	(8,405)	(4,127)	10,067	6,022
Accretion of redeemable preferred stock	(1,949)	(1,993)	(2,019)	(354)	—

Net income (loss) attributable to common stockholders	$(9,405)	$(10,398)	$(6,146)	$9,713	$6,022

Net income (loss) attributable to common stockholders per share:
Basic	$(3.22)	$(3.30)	$(1.83)	$2.61	$0.24
Diluted	$(3.22)	$(3.30)	$(1.83)	$0.38	$0.18
Weighted average shares outstanding used in computing per share amounts:
Basic	2,917	3,146	3,352	3,722	24,781
Diluted	2,917	3,146	3,352	26,816	32,787

     In the preceding table, cost of revenues and operating expenses include non-cash stock-based compensation expense as follows:

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Non-cash stock-based compensation expense:
Cost of services	$—	$—	$—	$48	$179
Sales and marketing expense	—	—	11	322	640
Research and development expense	—	—	12	266	411
General and administrative expense	—	—	6	422	1,303

Total non-cash stock-based compensation expense	$—	$—	$29	$1,058	$2,533

Balance Sheet Data:
Cash and cash equivalents	$2,423	$2,493	$8,639	$11,379	$74,188
Marketable securities	—	—	—	—	49,007
Working capital (deficit)	1,479	(1,086)	3,317	3,208	108,159
Total assets	5,318	8,039	24,751	44,700	157,012
Total deferred revenue	2,615	13,228	33,091	47,613	49,364
Redeemable preferred stock	29,783	31,802	33,822	—	—
Total stockholders’ equity (deficit)	(28,239)	(38,617)	(44,615)	(6,941)	104,328

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The information contained in this section has been derived from our financial statements and should be read together with our financial statements and related notes included elsewhere in this Annual Report. This Annual Report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by forward-looking words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate,” “may,” or the negative of these words, variations thereof or similar expressions. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other “forward-looking” information. We believe that it is important to communicate our future expectation to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including those factors described in “Risk Factors” in Item 1A on this Annual Report. Readers should not place undue reliance on our forward-looking statements, and we assume no obligation and do not intend to update any forward-looking statements.
Overview
     We are a healthcare information technology and clinical solutions company focused on transforming the delivery of care to the highest acuity patients in the hospital through our eICU Program. Our eICU Program is an advanced remote monitoring system for ICUs that allows hospitals to help improve patient outcomes, reduce costs, increase capacity, improve the quality of life of critical care professionals and increase revenue potential. We sell our eICU Program primarily to multi-hospital systems and networks of community and rural hospitals. We have implemented our eICU Program with some of the largest multi-facility healthcare providers in the United States.
     Our eICU Program consists of our eCareManager suite of software products and clinical solutions and services. We supplement the eCareManager software with comprehensive technical and clinical implementation services and ongoing product and program support and reporting services.
     We were founded in March 1998. We implemented our first eICU Program in June 2000. Our revenue growth has been driven by the increase in our customer base and from additional sales to existing customers to expand their use of our eICU Program. As of December 31, 2006, we had contractual commitments for approximately 9% of the estimated 60,000 adult ICU beds in over 180 hospitals in the United States.
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
     Our eICU Program has a lengthy sales cycle, which is at least nine months and typically takes longer. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. We believe that many of our current customers would be considered early adopters of innovative technologies. As we seek more widespread market acceptance of the eICU Program, we are experiencing a longer sales cycle. Accordingly, our sales may vary significantly from quarter to quarter. In addition, because we recognize revenues from customer contracts ratably over the term of our support agreements, a change in new customer sales or renewals of support agreements in any one quarter or series of quarters may not be immediately reflected in our financial results and may negatively affect our revenue in future quarters.
     Our backlog of contractually committed future revenues is a result of our multi-year customer support agreements combined with our ratable revenue recognition methodology. As of December 31, 2006, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $71.6 million. We expect to recognize approximately 49% of this backlog in 2007. As of December 31, 2005, our revenue backlog amounted to $70.2 million. We recognized approximately 40% of this backlog in 2006. Our backlog will decrease as we recognize revenues under existing contracts, and it will increase as we sign more contracts for new customers and additional beds for existing customers. Our backlog would also decrease if any of our customers are unable to fulfill their obligations under their agreements with us or terminate their agreement with us prior to expiration. Our customers may terminate their agreements if we breach any material term and fail to cure the breach within a specified time after receipt of written notice of the breach, which is typically 30 days.
          Direct Cost of Revenues
     The direct cost of our revenues consists primarily of:
•	salaries, benefits and stock-based compensation for personnel to provide professional and support services to customers;

•	cost of customer-related services provided by subcontractors;

•	billable and non-billable travel, lodging and other out-of -pocket customer-related expenses; and

•	license fees for third-party software used to enhance our program.
     We capitalize direct and incremental costs of revenues for which revenue has been deferred, primarily labor costs for professional implementation service fees, and recognize those costs ratably over the related period of revenue recognition.
          Operating Expenses
     Sales and Marketing. Sales and marketing expense consists primarily of:
•	salaries, benefits and stock-based compensation related to sales and marketing personnel;

•	commissions;

•	travel, lodging and other out-of -pocket expenses; and

•	marketing programs such as trade shows and advertising campaigns.
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
     We expect that general and administrative expenses will increase in absolute terms and as a percentage of revenue in the foreseeable future as we invest in infrastructure to support our growth and incur additional expenses related to being a publicly traded company, including increased audit fees and costs of compliance, primarily resulting from the Sarbanes-Oxley Act of 2002.

     Legal and Regulatory Proceedings
     Our only issued U.S. patent is the subject of ongoing legal and regulatory proceedings. iMDsoft Ltd. has requested that the U.S. Patent Office declare an interference and that the patent be revoked and a patent with identical claims be issued to iMDsoft, and has filed a second request asking the U.S. Patent Office to reexamine all 26 claims of our patent. During the second reexamination proceeding, we amended our patent claims and presented arguments to the U.S. Patent Office intended to overcome the references cited in the second reexamination request. We are currently awaiting the official office action response from the U.S. Patent Office. In addition, Cerner Corporation has filed a lawsuit against us in which it seeks as one of its remedies a declaration that the patent is invalid and unenforceable. Also, we are a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. We believe that the claims against us in the foregoing lawsuits are without merit and we are defending the lawsuits vigorously. We are unable to predict the outcome of any of the foregoing lawsuits and proceedings, or to quantify any effect that they might have on our business, financial condition or operating results. If the outcome of one or more of these lawsuits or proceedings is unfavorable to us, our business and financial results could be materially adversely affected.
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
     We believe that of our significant accounting policies, which are described in Note 1 to our financial statements, the following accounting policies involve a greater degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical in fully understanding and evaluating our financial condition and results of operations.
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
     License revenues consist of contracted license fees for our eICU Program as well as third-party software embedded in our eICU Program. Service revenues consist of contracted implementation service fees, post-contract support fees, travel and other direct cost reimbursements.
     We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with customers, including our post-contract customer support services. Accordingly, we recognize revenue from customer arrangements ratably over the post-contract customer support service period, which is typically three years. If we are able to objectively and reliably determine the fair value of the post-contract customer support services, we will begin to recognize revenue from the delivered software and implementation services upon customer acceptance. Through 2006, support agreements for three eICU Centers were renewed for additional three-year terms. Support agreements are subject to renewal for seven eICU Centers in 2007 and 13 eICU Centers in 2008. If a significant number of these customers renew their support agreements at a consistant renewal rate with similar terms, we may be able to objectively and reliably determine the fair value of the post-contract customer support services as early as 2008.
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
     Historically, we have recorded insignificant amounts of bad debt expense, and at December 31, 2006, we estimated that all accounts receivable were likely to be collected. We may determine in future periods that allowances for uncollectible accounts receivable are required, based on changes in conditions and trends or customer payment history.

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
     We reported approximately $177,000 of capitalized software costs, net of accumulated amortization, in other assets in our balance sheet as of December 31, 2006 and approximately $155,000 as of December 31, 2005. We are generally amortizing these costs over a three-year period.
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
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the prospective transition method, which will be applied to the awards issued after November 29, 2005. We did not grant any stock options between November 29, 2005 and December 31, 2005. We will continue to account for unvested stock-based awards issued prior to November 29, 2005 using the intrinsic value method originally applied to those awards. Our adoption of SFAS No. 123(R) fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. For more information regarding our accounting for stock option grants, see Note 2 to the accompanying financial statements, “Stock-Based Compensation.”
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
     As a result of our reassessment of the fair value of our common stock underlying stock option grants to employees, we will record stock-based compensation expense ratably for each stock option granted during the reassessed periods based upon the difference between the retrospectively determined fair value of our common stock at the date of the stock option grant and the exercise price of the stock option. For the year ended December 31, 2006, we recorded $2.5 million of stock-based compensation expense compared to $1.1 for the year ended December 31, 2005. Additionally, we account for stock-based compensation relating to stock options granted to non-employees based on the fair value of the options granted, using the Black-Scholes-Merton option-pricing model. We measure the fair value of the option issued to a non-employee as of the earlier of the performance commitment date or the date the services required under the arrangement with the non-employee have been completed. We recognize estimated amounts of stock-based compensation expense as the non-employee performs under the arrangement. We adjust our estimates as of the final measurement date.

     Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes-Merton option-pricing model to value stock-based compensation expense for all options granted subsequent to 2005. The assumptions used in calculating the fair value of post-2005 stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future (see Note 2 to the Financial Statements for further discussion of stock-based compensation).
          Income Taxes
     We record income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. When we determine that deferred tax assets could be realized in greater or lesser amounts than recorded, the asset balance and income statement reflects the change in the period such determination is made.
     We have concluded that it is more likely than not that we will realize the $14.1 million of net deferred tax assets that we reported at December 31, 2006. In order to realize these assets, we will need to generate sufficient taxable income in the periods in which the deductible temporary differences or tax credit and loss carryforwards represented by these deferred tax assets are reported in our income tax returns. We only recently began to report taxable income, and accordingly our estimates of the realization of these assets could change in future periods if our operating results deteriorate.
     Our tax positions are also subject to review and audit by tax authorities. Although we believe that our tax filings comply with the tax laws and regulations in the jurisdictions in which we operate, tax laws and regulations are frequently complex and subject to new and varying interpretations by relevant authorities. Accordingly, our estimates of taxes payable from our operations may change in future periods as additional information becomes known to us.

Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Year Ended December 31,
	2004	2005	2006
Revenues:
License revenue	41%	44%	44%
Service revenue	59	56	56

Total revenues	100	100	100
Direct cost of revenues:
Cost of licenses	2	2	3
Cost of services	24	19	16

Total direct cost of revenues	27	21	19

Gross profit	73	79	81
Operating expenses:
Sales and marketing	60	23	15
Research and development	77	29	18
General and administrative	84	37	30

Total operating expenses	221	88	64

Income (loss) from operations	(147)	(9)	17
Other income:
Total other income:	0	2	15

Income (loss) before income taxes	(147)	(7)	32
Income tax expense (benefit)	(72)	(62)	12

Net income (loss)	(75)%	55%	20%

          Years Ended December 31, 2006 and 2005
     Revenues. Total revenues for 2006 were $30.2 million, an increase of $11.9 million, or 65%, over total revenues of $18.4 million for 2005.
     The increase in revenues was attributable to an increase in the number of activated customer eICU Centers and additional activated ICU beds by existing customers expanding their use of our eICU Program. The increase in revenue from eICU Centers results primarily from the increase in the number of customers activated in 2003, 2004, 2005 and 2006 versus the number of customers activated in 2002, 2003, 2004 and 2005. The increase in activated customer eICU Centers during this period was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program. The increase in revenue from additional activated beds was the result of our customers expanding the use of our eICU Program throughout their health systems.
     We record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the initial post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any reporting period contributes more to revenues during that period than a comparable eICU Center that is activated late in that reporting period. In addition, when the initial post-contract customer support period for an eICU Center expires, revenues recognized in future support periods for the eICU Center typically represent only the ongoing support fees. As a result, the increase in revenues for any reporting period does not directly correlate to the increase in the number of total activated eICU Centers.
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
     Total deferred revenue increased from $47.6 million as of December 31, 2005 to $49.4 million as of December 31, 2006. This increase was primarily due to the increase in the number of contractually committed eICU Centers, activated eICU Centers and activated beds offset by the increased recognition of revenue during the year ended December 31, 2006. We consider an eICU Center to be contractually committed once a customer has signed a contract ordering our eICU Program. We consider a contractually committed eICU Center and beds to be activated once the implementation of our eICU Program has been completed and the eICU Center and beds are operational. The increase in contractually committed and activated eICU Centers and beds resulted in an increase in deferred revenue because we invoice our fees before we recognize revenue.

     Direct Cost of Revenues. Total direct cost of revenues for 2006 was $5.8 million, an increase of $1.9 million, or 49%, over total direct cost of revenues of $3.9 million for 2005. The increase was primarily due to increased implementation costs of $604,000, increased support costs of $826,000, including non-cash stock-based compensation expense of $131,000, and increased costs of $461,000 for third-party licenses. All of these increases were a direct result of the growth in the number of activated eICU Centers and beds and our increased headcount. We had 39 full-time equivalent employees who provided technical, clinical and post-contract support services at December 31, 2006 compared to 35 full-time equivalent employees at December 31, 2005 as we hired additional personnel to provide technical and clinical and post-contract support services to our growing customer base.
     Total deferred contract costs remained level at $4.5 million as of December 31, 2005 and 2006.
     Gross Profit. Gross profit increased from $14.5 million, or 79% of total revenues, for 2005 to $24.5 million, or 81% of total revenues, for 2006. The increase in gross profit as a percentage of total revenues was primarily due to two factors. First, we realized efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base. Second, our costs of implementation declined as a percentage of revenue as we became more experienced in the implementation process.
     Sales and Marketing Expense. Sales and marketing expenses for 2006 were $4.6 million, an increase of $448,000, or 11%, over sales and marketing expenses of $4.1 million for 2005. The increase was primarily due to increased employee-related expenses of $493,000, including increased sales commissions and increased non-cash stock-based compensation expense of $318,000, offset by decreased third party consulting expenses. We had 13 full-time equivalent sales and marketing employees at December 31, 2006 compared to 11 full-time equivalent employees at December 31, 2005 as we hired additional sales personnel to market our solution.
     Research and Development Expense. Research and development expenses for 2006 were $5.5 million, an increase of $251,000, or 5%, over research and development expenses of $5.3 million for 2005. The increase was primarily due to increased employee and contractor related expenses of $230,000, including increased non-cash stock-based compensation expense of $145,000. We had 38 full-time equivalent research and development employees at December 31, 2006 compared to 35 full-time equivalent employees at December 31, 2005 as we hired additional personnel to upgrade and expand our software programs.
     General and Administrative Expense. General and administrative expenses for 2006 were $9.2 million, an increase of $2.4 million, or 36%, over general and administrative expenses of $6.8 million for 2005. The increase in general and administrative expenses was primarily due to increased employee-related expenses of $1.5 million, including increased non-cash stock-based compensation expense of $881,000, increased insurance expenses of $347,000, increased depreciation expense of $179,000, and increased facility and public company compliance expenses of $283,000. We had 14 full-time equivalent general and administrative employees at December 31, 2006 compared to 13 full-time equivalent employees at December 31, 2005 as we hired additional accounting personnel to support our growth.
     Other Income. Other income for 2006 was $4.4 million, compared to $331,000 for 2005. The increase was due to interest income earned on our cash, cash equivalents and marketable securities balances, which increased significantly during 2006 as a result of our initial public offering.
     Income Taxes. Our income tax expense for 2006 was $3.6 million, compared to a benefit of $11.4 million for 2005. The transition from a tax benefit to a tax expense is due to two factors. First, during 2005, we recorded a tax benefit of $11.4 million resulting from the reversal of our valuation allowances for deferred tax assets based on changes in our estimates of ultimate realization. Second, in 2005 we had a loss before income taxes of $1.4 million, while in 2006 we had income before income taxes of $9.6 million. Our 2006 income tax expense was net of an $859,000 tax benefit for research and development credits we recorded based on a study we recently performed for the eight year period from 1998 through 2005. See Note 7 to the financial statements for a reconciliation of our effective tax rates to the U.S. statutory income tax rate.
          Years Ended December 31, 2005 and 2004
     Revenues. Total revenues for 2005 were $18.4 million, an increase of $12.8 million, or 233%, over total revenues of $5.5 million for 2004.
     The increase in revenues was attributable to an increase in the number of activated customer eICU Centers and additional activated ICU beds by existing customers expanding their use of our eICU Program. The increase in revenue from eICU Centers results primarily from the increase in the number of customers activated in 2002, 2003, 2004 and 2005 versus the number of customers activated in 2001, 2002, 2003 and 2004. The increase in activated customer eICU Centers during this period was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program. The increase in revenue from additional activated beds was the result of our customers expanding the use of our eICU Program throughout their health systems.
     We record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the initial post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any reporting period contributes more to revenues during that period than a comparable eICU Center that is activated late in that reporting period. In addition, when the initial post-contract customer support period for an eICU Center expires, revenues recognized in future support periods for the eICU Center typically represent only the ongoing support fees. As a result, the increase in revenues for any reporting period does not directly correlate to the increase in the number of total activated eICU Centers.
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

     Total deferred revenue increased from $33.1 million as of December 31, 2004 to $47.6 million as of December 31, 2005. This increase was primarily due to the increase in the number of contractually committed eICU Centers, activated eICU Centers and activated beds offset by the increased recognition of revenue during the year ended December 31, 2005. We consider an eICU Center to be contractually committed once a customer has signed a contract ordering our eICU Program. We consider a contractually committed eICU Center and beds to be activated once the implementation of our eICU Program has been completed and the eICU Center and beds are operational. The increase in contractually committed and activated eICU Centers and beds resulted in an increase in deferred revenue because we invoice our fees before we recognize revenue.
     Direct Cost of Revenues. Total direct cost of revenues for 2005 was $3.9 million, an increase of $2.4 million, or 164%, over total direct cost of revenues of $1.5 million for 2004. The increase was primarily due to increased implementation costs of $1.1 million from the growth in the number of activated eICU Centers and beds, increased support costs of $949,000, including non-cash stock-based compensation expense of $48,000, for ongoing support services and increased costs of $284,000 for third-party licenses. We had 35 full-time equivalent employees who provided technical, clinical and post-contract support services at December 31, 2005 compared to 29 full-time equivalent employees at December 31, 2004 as we hired additional personnel to provide technical and clinical and post-contract support services to our growing customer base. The increase in third-party license costs was primarily due to the additional licenses needed to support our growing customer base.
     Total deferred contract costs increased from $3.8 million as of December 31, 2004 to $4.5 million as of December 31, 2005. The increase in deferred costs was due to the increase in our customer base during this period.
     Gross Profit. Gross profit increased from $4.0 million, or 73% of total revenues, for 2004 to $14.5 million, or 79% of total revenues, for 2005. The increase in gross profit as a percentage of total revenues was primarily due to efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base.
     Sales and Marketing Expense. Sales and marketing expenses for 2005 were $4.1 million, an increase of $856,000, or 26%, over sales and marketing expenses of $3.3 million for 2004. The increase was primarily due to increased employee-related expenses of $543,000, including sales commissions and non-cash stock-based compensation expense of $322,000, and increased expenses of $213,000 for marketing programs, including trade shows. We had 11 full-time equivalent sales and marketing employees at December 31, 2005 compared to 10 full-time equivalent employees at December 31, 2004.
     Research and Development Expense. Research and development expenses for 2005 were $5.3 million, an increase of $1.0 million, or 24%, over research and development expenses of $4.3 million for 2004. The increase was primarily due to increased employee and contractor related expenses of $904,000, including non-cash stock-based compensation expense of $266,000. We had 35 full-time equivalent research and development employees at December 31, 2005 compared to 32 full-time equivalent employees at December 31, 2004 as we hired additional personnel to upgrade and expand our software programs in an effort to release a software upgrade approximately once every six to nine months.
     General and Administrative Expense. General and administrative expenses for 2005 were $6.8 million, an increase of $2.1 million, or 46%, over general and administrative expenses of $4.6 million for 2004. The increase in general and administrative expenses was primarily due to increased employee-related expenses, including non-cash stock-based compensation expense of $421,000, training and administrative expenses for our implementation personnel of $847,000, and increased professional services expenses of $973,000, consisting of legal fees primarily related to the defense of a lawsuit filed against us and the preparation for our initial public offering as well as increased accounting expenses associated with the growth of our operations and the preparation for becoming a public company. We had 13 full-time equivalent general and administrative employees at December 31, 2005 compared to 10 full-time equivalent employees at December 31, 2004 as we hired additional administrative, technical support and accounting personnel to support our growth.
     Other Income. Other income for 2005 was $331,000, compared to $19,000 for 2004. The increase was due to interest income earned on our cash balances, which increased during 2005.
     Income Taxes. Our income tax benefit for 2005 was $11.4 million, compared to $4.0 million for 2004. The increase in the income tax benefit consists primarily of the reversal of valuation allowances for our deferred tax assets based on changes in our estimates of ultimate realization.

Quarterly Results of Operations
     The following table sets forth selected unaudited quarterly statement of operations data for the eight most recent quarters. The information for each of these quarters has been prepared on the same basis as the audited financial statements included in this filing and, in the opinion of management, includes all adjustments necessary for the fair presentation of the results of operations for such periods. This data should be read in conjunction with the audited financial statements and the related notes included in this filing. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(in thousands, except per share data)
Revenues:
License revenue	$1,499	$1,860	$2,191	$2,610	$3,018	$3,384	$3,536	$3,520
Service revenue	1,996	2,333	2,679	3,184	3,651	4,145	4,622	4,369

Total revenues	3,495	4,193	4,870	5,794	6,669	7,529	8,158	7,889
Direct cost of revenues:
Cost of licenses	61	81	119	143	171	228	231	242
Cost of services (1)	694	796	904	1,068	1,232	1,210	1,308	1,135

Total direct cost of revenues	755	877	1,023	1,211	1,403	1,438	1,539	1,377

Gross profit	2,740	3,316	3,847	4,583	5,266	6,091	6,619	6,512
Operating expenses:
Sales and marketing (1)	1,006	966	1,013	1,155	1,305	1,143	834	1,306
Research and development (1)	1,285	1,362	1,229	1,403	1,397	1,442	1,325	1,366
General and administrative (1)	1,507	1,562	1,640	2,048	2,112	2,390	2,470	2,217

Total operating expenses	3,798	3,890	3,882	4,606	4,814	4,975	4,629	4,889

Income (loss) from operations	(1,058)	(574)	(35)	(23)	452	1,116	1,990	1,623
Total other income, net	39	71	114	107	138	1,183	1,570	1,545

Income (loss) before income taxes	(1,019)	(503)	79	84	590	2,299	3,560	3,168
Income tax expense (benefit)	1	1	(11,349)	(79)	276	1,056	1,060	1,203

Net income (loss)	(1,020)	(504)	11,428	163	314	1,243	2,500	1,965
Accretion of redeemable preferred stock	(354)	—	—	—	—	—	—	—

Net income (loss) attributable to common stockholders	$(1,374)	$(504)	$11,428	$163	$314	$1,243	$2,500	$1,965

Net income (loss) attributable to common stockholders per share:
Basic	$(0.40)	$(0.15)	$3.04	$0.04	$0.06	$0.04	$0.08	$0.06
Diluted	$(0.40)	$(0.15)	$0.42	$0.01	$0.01	$0.04	$0.07	$0.06
Weighted average shares outstanding used in computing per share amounts:
Basic	3,429	3,474	3,762	4,215	5,276	29,080	31,987	32,142
Diluted	3,429	3,474	27,383	27,922	27,500	33,844	34,628	34,534

In the preceding table, cost of revenues and operating expenses include non-cash stock based compensation expense as follows:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2005	2005	2005	2005	2006	2006	2006	2006
	(in thousands)
Non-cash stock-based compensation expense:
Cost of services	$3	$11	$16	$18	$35	$45	$49	$50
Sales and marketing expense	41	62	79	140	127	143	44	326
Research and development expense	52	39	55	120	118	136	41	116
General and administrative expense	27	66	126	203	291	334	327	351

Total non-cash stock-based compensation expense	$123	$178	$276	$481	$571	$658	$461	$843

Liquidity and Capital Resources
     At December 31, 2006, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $123.2 million and accounts receivable of $11.5 million.
     On October 14, 2005, our board of directors declared a special cash dividend of approximately $7.8 million, or $0.33 per share, to all holders of our outstanding shares of common and preferred stock. We paid the special cash dividend on October 27, 2005. Prior to this special cash dividend, we had never declared or paid any cash dividends on our common or preferred stock. We currently intend to retain any future earnings to support operations and to finance the growth and development of our business, and we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

     From our inception in March 1998 through late 2003 we did not generate sufficient cash flow to fund our operations and the growth in our business. Accordingly, we funded our business primarily through issuances of preferred stock that provided us with gross proceeds of approximately $24.9 million. In 2004, 2005 and 2006, we funded our operations through cash flow generated by the operating activities of our business. Net cash provided by operating activities was $9.9 million during 2006, $10.8 million during 2005 and $7.2 million during 2004. Net cash provided by operating activities in 2004 and 2005 consisted primarily of increases in deferred revenues offset by net losses from operations. Historically, net cash used by operating activities consisted primarily of net losses from operations and increases in accounts receivable, offset by increases in deferred revenues.
     Our total deferred revenue was $49.4 million as of December 31, 2006, $47.6 million as of December 31, 2005 and $33.1 million as of December 31, 2004. This increase reflects growth in the invoiced amounts to our customers. We record amounts that have been invoiced in accounts receivable and deferred revenue, which we then recognize ratably over the term of the customer support agreement.
     In 2006 we made income tax payments of $1.0 million. As of December 31, 2006, we had remaining federal net operating loss carryforwards of $2.3 million, state net operating loss carryforwards of $1.2 million and research and development credits of $1.2 million available to reduce future taxable income.
     Net cash used in investing activities was $49.8 million during 2006, $1.2 million during 2005 and $1.2 million during 2004. Net cash used in investing activities consisted primarily of purchases of marketable securities in 2006, net of maturities, and purchases of fixed assets for network infrastructure, development tools and equipment, and computer equipment for our employees in 2005 and 2004. Additional purchases of marketable securities may be made to maximize our returns in accordance with our investment policy and based upon available cash determined by projected cash uses.
     Net cash provided by financing activities was $102.8 million during 2006, consisting primarily of net proceeds from our initial public offering. Net cash used in financing activities was $6.9 million during 2005, consisting primarily of the special dividend payment of $7.8 million to common and preferred stockholders partially offset by proceeds from the exercise of options of $965,000. Net cash provided by financing activities was $111,000 during 2004, consisting primarily of proceeds from the exercise of options to purchase our common stock.
Contractual Obligations
     We have contractual obligations for noncancelable office space and computer equipment under operating leases and office equipment under a capital lease. The following table discloses aggregate information about our contractual obligations and periods in which payments are due as of December 31, 2006 (in thousands):

		Payment Due By Period
		Less Than
	Total	1 Year	1-3 Years	3-5 Years
Capital lease	$84	$32	$52	$—
Operating leases	1,188	339	647	202

Total	$1,272	$371	$699	$202

Off-Balance Sheet Arrangements
     As of December 31, 2006, 2005 and 2004, we did not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Accordingly, we are not exposed to any financing, liquidity, market or credit risk that could arise if we engaged in such relationships. Other than our operating leases for office space and computer equipment, we do not engage in off-balance sheet financing arrangements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements and applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for our year ending December 31, 2008. Based upon our current evaluation as of December 31, 2006, we do not believe that the adoption of SFAS No. 157 will have a material effect on our financial position or results of operations.

     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Based upon our current evaluation as of December 31, 2006, we do not believe that the adoption of FIN 48 will have a material effect on our beginning balance of retained earnings.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     At December 31, 2006, we had cash and cash equivalents totaling $74.2 million and marketable securities totaling $49.0 million. These amounts were invested primarily in money market funds and debt securities issued by the U.S. Treasury and other government corporations and agencies. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors of
Visicu, Inc.
     We have audited the accompanying balance sheets of Visicu, Inc. as of December 31, 2005 and 2006, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Visicu, Inc. as of December 31, 2005 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As discussed in Notes 1 and 2 to the financial statements, on January 1, 2006 Visicu, Inc. adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, and changed its method of accounting for share-based payments.
/s/ Ernst & Young LLP
Baltimore, Maryland
March 8, 2007

VISICU, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$11,379	$74,188
Marketable securities	—	46,047
Accounts receivable	8,971	11,465
Prepaid expenses and other current assets	527	1,686
Deferred tax assets	9,300	7,915

Total current assets	30,177	141,301
Property and equipment:
Computer equipment and software	2,667	2,496
Office furniture and equipment	327	362
Leasehold improvements	104	182

	3,098	3,040
Accumulated depreciation	1,318	1,409

	1,780	1,631
Deferred contract costs	4,538	4,477
Deferred tax assets	6,604	6,140
Marketable securities	—	2,960
Other assets	1,601	503

Total assets	$44,700	$157,012

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$1,950	$1,244
Accrued compensation and related costs	1,478	1,581
Deferred revenue	23,516	30,290
Other current liabilities	25	27

Total current liabilities	26,969	33,142
Other long-term liabilities	575	468
Deferred revenue	24,097	19,074

Total liabilities	51,641	52,684
Commitments and contingencies
Stockholders’ equity (deficit):
Series A Preferred Stock, $.0001 par value; 3,500,000 shares authorized in 2005 and none in 2006; 3,375,000 shares issued and outstanding in 2005 and none in 2006	—	—
Series B Preferred Stock, $.0001 par value; 11,500,000 shares authorized in 2005 and none in 2006; 11,016,057 shares issued and outstanding in 2005 and none in 2006	1	—
Series C Preferred Stock, $.0001 par value; 15,000,000 shares authorized in 2005 and none in 2006; 4,994,228 shares issued and outstanding in 2005 and none in 2006	1	—
Preferred Stock, $.0001 par value; No shares authorized in 2005 and 10,000,000 in 2006; no shares issued and outstanding in 2005 and 2006	—	—
Common stock, $.0001 par value; 30,000,000 shares authorized in 2005 and 100,000,000 in 2006; 4,537,841 shares issued and outstanding in 2005 and 32,485,185 in 2006	—	3
Additional paid-in capital	32,905	133,202
Unearned stock-based compensation	(4,949)	—
Accumulated deficit	(34,899)	(28,877)

Total stockholders’ equity (deficit)	(6,941)	104,328

Total liabilities and stockholders’ equity (deficit)	$44,700	$157,012

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues:
License revenue	$2,268	$8,160	$13,458
Service revenue	3,246	10,192	16,787

Total revenues	5,514	18,352	30,245

Direct cost of revenues:
Cost of licenses	120	404	872
Cost of services (1)	1,347	3,462	4,885

Total direct cost of revenues	1,467	3,866	5,757

Gross profit	4,047	14,486	24,488

Operating expenses:
Sales and marketing (1)	3,284	4,140	4,588
Research and development (1)	4,251	5,279	5,530
General and administrative (1)	4,638	6,757	9,189

Total operating expenses	12,173	16,176	19,307

Income (loss) from operations	(8,126)	(1,690)	5,181
Other income (expense):
Interest income	31	357	4,442
Interest expense	(12)	(26)	(6)

	19	331	4,436

Income (loss) before income taxes	(8,107)	(1,359)	9,617
Income tax expense (benefit)	(3,980)	(11,426)	3,595

Net income (loss)	(4,127)	10,067	6,022
Accretion of redeemable preferred stock	(2,019)	(354)	—

Net income (loss) attributable to common stockholders	$(6,146)	$9,713	$6,022

Net income (loss) attributable to common stockholders per share:
Basic	$(1.83)	$2.61	$0.24

Diluted	$(1.83)	$0.38	$0.18

Shares used in computing per share amounts:
Basic	3,352	3,722	24,781

Diluted	3,352	26,816	32,787

Dividends per common and preferred share	$—	$0.33	$—

(1) Amounts include non-cash stock-based compensation expense as follows:
Cost of services	$—	$48	$179
Sales and marketing expense	11	322	640
Research and development expense	12	266	411
General and administrative expense	6	422	1,303

Total non-cash stock-based compensation expense	$29	$1,058	$2,533

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

					Additional	Unearned		Total
	Preferred Stock		Common Stock		Paid-In	Stock - Based	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Equity (Deficit)
Balance at January 1, 2004	—	$—	3,217	$—	$—	$—	$(38,617)	$(38,617)
Non-employee stock-based compensation expense	—	—	—	—	29	—	—	29
Exercise of options for common stock	—	—	206	—	119	—	—	119
Accretion of preferred stock to redemption value	—	—	—	—	(148)	—	(1,871)	(2,019)
Net loss	—	—	—	—	—	—	(4,127)	(4,127)

Balance at December 31, 2004	—	—	3,423	—	—	—	(44,615)	(44,615)
Non-employee stock-based compensation expense	—	—	—	—	321	—	—	321
Issuance of stock options to employees and directors	—	—	—	—	5,686	(5,686)	—	—
Vesting of employee stock options	—	—	—	—	—	737	—	737
Exercise of warrants for Series B Preferred Stock	50	—	—	—	68	—	—	68
Excess tax benefit upon exercise of stock options	—	—	—	—	29	—	—	29
Exercise of options for common stock	—	—	1,115	—	464	—	—	464
Accretion of preferred stock to redemption value	—	—	—	—	(3)	—	(351)	(354)
Dividend declared to common and preferred stockholders	—	—	—	—	(7,833)	—	—	(7,833)
Reclassification of Series A Preferred Stock to stockholders’ equity	3,375	—	—	—	5,172	—	—	5,172
Reclassification of Series B Preferred Stock to stockholders’ equity	10,966	1	—	—	20,572	—	—	20,573
Reclassification of Series C Preferred Stock to stockholders’ equity	4,994	1	—	—	8,429	—	—	8,430
Net income	—	—	—	—	—	—	10,067	10,067

Balance at December 31, 2005	19,385	2	4,538	—	32,905	(4,949)	(34,899)	(6,941)
Elimination of unearned stock-based compensation expense against additional paid-in capital upon adoption of SFAS No. 123(R)	—	—	—	—	(4,949)	4,949	—	—
Non-employee stock-based compensation expense	—	—	—	—	76	—	—	76
Vesting of employee stock options	—	—	—	—	2,457	—	—	2,457
Vesting of restricted stock	—	—	—	—	260	—	—	260
Exercise of options for common stock	—	—	1,621	—	883	—	—	883
Exercise of warrant for common stock	—	—	41	—		—	—	—
Excess tax benefit from exercise of options for common stock	—	—	—	—	1,001	—	—	1,001
Issuance of common stock, net of issuance costs of $9,830	—	—	6,900	1	100,569	—	—	100,570
Conversion of preferred stock to common stock	(19,385)	(2)	19,385	2	—	—	—	—
Net income	—	—	—	—	—	—	6,022	6,022

Balance at December 31, 2006	—	$—	32,485	$3	$133,202	$—	$(28,877)	$104,328

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2004	2005	2006
Operating activities
Net income (loss)	$(4,127)	$10,067	$6,022
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	479	666	845
Amortization	52	125	119
Deferred income taxes	(4,000)	(11,875)	1,849
Non-cash stock-based compensation	29	1,058	2,533
Excess tax benefit from stock-based compensation	—	—	(1,001)
Loss on disposal of property and equipment	58	—	—
Changes in operating assets and liabilities:
Accounts receivable	(3,933)	(2,558)	(2,483)
Prepaid expenses and other current assets	(238)	(73)	(1,159)
Deferred contract costs	(1,672)	(699)	61
Accounts payable and accrued expenses	502	196	1,061
Accrued compensation and related costs	203	74	103
Deferred revenue	19,862	13,873	1,921

Net cash provided by operating activities	7,215	10,854	9,871

Investing activities
Purchase of property and equipment	(956)	(1,153)	(700)
Purchases of marketable securities	—	—	(146,651)
Maturities of marketable securities	—	—	97,644
Capitalized software additions	(172)	(96)	(140)
Change in other assets	(52)	47	25

Net cash used in investing activities	(1,180)	(1,202)	(49,822)

Financing activities
Proceeds from issuance of common stock, net of issuance costs of $9,680 in 2006	—	—	100,720
Change in other liabilities	—	(3)	—
Payment of financing costs for initial public offering	—	(150)	—
Repayment of obligations under capital lease	(8)	(24)	(24)
Exercise of options to purchase common stock	119	964	1,063
Exercise of warrants to purchase preferred stock	—	68	—
Excess tax benefit from stock-based compensation	—	—	1,001
Dividend paid	—	(7,767)	—

Net cash provided by (used in) financing activities	111	(6,912)	102,760

Net increase in cash and cash equivalents	6,146	2,740	62,809
Cash and cash equivalents at beginning of year	2,493	8,639	11,379

Cash and cash equivalents at end of year	$8,639	$11,379	$74,188

Supplemental cash flow information:
Interest paid	$2	$4	$5

Income taxes paid	$20	$302	$1,046

Unpaid financing costs related to initial public offering	$—	$765	$—

See accompanying notes to financial statements.

VISICU, INC.
NOTES TO FINANCIAL STATEMENTS
December 31, 2006
1.	Organization and Summary of Significant Accounting Policies
     Organization and Description of Business
     Visicu, Inc. (the “Company”) was incorporated in Delaware on March 19, 1998. The Company is headquartered in Baltimore, Maryland and is a healthcare information technology and clinical solutions company focused on transforming the delivery of hospital-based critical care. The Company’s primary product is its eICU ® Program, an advanced remote monitoring system for intensive care units that allows hospitals to help improve patient treatment outcomes by leveraging their scarce critical care trained staff to monitor intensive care unit patients more frequently and to intervene earlier to prevent or manage crises.
     Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
     Cash, Cash Equivalents and Marketable Securities
     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be marketable securities. Cash and cash equivalents generally consist of cash, money market funds and federal agency notes. At December 31, 2006, the Company had marketable securities that were classified as held-to-maturity and reported at amortized cost. Held-to-maturity securities consist of debt securities issued by the U.S. Treasury and other government corporations and agencies.
     These marketable securities have expiration dates ranging from January 2007 to January 2008. At December 31, 2006, the estimated fair value of each investment approximated its amortized cost, and, therefore there were no significant unrealized gains or losses.
     Fair Value of Financial Instruments
     The carrying value of cash and cash equivalents, accounts receivable and accounts payable approximated their fair values due to the short-term maturities of these instruments.
     Revenue Recognition and Direct Costs
     The Company derives revenue under multiple element arrangements with its customers to license software, provide implementation services and provide post-contract customer support services (“PCS”) for its eICU software. Revenue for software and services sold by the Company is recognized when persuasive evidence of an arrangement exists, delivery has occurred and the fee is fixed or determinable and probable of collection. In any arrangement where extended payment terms have been provided, revenue is not recognized before payment from the customer is due. The Company allocates the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on vendor specific objective evidence. In the absence of evidence of the fair value of a delivered element, revenue is first allocated to the undelivered elements based on evidence of fair value, and the residual revenue is then allocated to the delivered elements. If evidence of the fair value of the undelivered elements is not known, revenue is deferred until such time as the only remaining undelivered element is PCS, upon which time revenue is recognized ratably over the PCS period.
     Direct and incremental costs of contracts for which revenue has been deferred are capitalized and recognized ratably over the related period of revenue recognition. These costs consist principally of labor costs for implementation services.
     Because the Company has yet to sell PCS separately to its customers through significant renewals or otherwise, the Company has not objectively determined the fair value of the PCS element of its arrangements. Accordingly, revenue and related direct costs from all arrangements entered into through December 31, 2006 are being recognized ratably over the PCS period.
     Commencing in July 2005, PCS renewals became exercisable by customers. The renewal of PCS at consistent rates with similar terms in future periods may allow the Company to establish the fair value of PCS and the residual value of delivered software elements as early as 2008.

     Accounts Receivable
     The Company’s accounts receivable consist primarily of payments due from customers under license and support agreements.
     The Company routinely assesses its accounts receivable for collectibility. Judgment is required in assessing the ultimate realization of these receivables, including the credit-worthiness of each customer. Based on the Company’s analysis, an allowance at the end of each period presented in these financial statements was not deemed necessary. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, future allowances may be required. Past due balances are determined based on the date of the invoice. Uncollectible accounts receivable balances, if any, are charged to bad debt expense. Accounts receivable balances are not collateralized.
     Included in accounts receivable at December 31, 2005 and 2006 is $178,000 and $189,000, respectively, due from a customer under a note receivable in consideration for license fees and services. During 2005, the Company signed a note receivable with a customer for a portion of the total fees required under the contract. The current portion of the note is included in accounts receivable on the accompanying balance sheet. The long-term portion of $472,000 and $283,000 as of December 31, 2005 and 2006, respectively, is included in other assets.
     Property and Equipment
     Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Computer equipment and software are depreciated over three years. Office furniture and equipment are depreciated over three to seven years. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining lease term.
     Other Assets
     Costs for the development of new software products to be marketed or enhancements to existing products are expensed as research and development costs as incurred until technological feasibility has been established, at which time any additional development costs are capitalized until the product or enhancement is available for general release to customers. At December 31, 2005, the Company reported in other assets $155,000 of capitalized software costs, net of accumulated amortization of $169,000. At December 31, 2006, the Company reported in other assets $177,000 of capitalized software costs, net of accumulated amortization of $288,000. Capitalized software costs are generally amortized over a three-year period.
     As of December 31, 2005, the Company had deferred approximately $916,000 of common stock issuance costs that were reported in other assets. Upon completion of the Company’s initial public offering on April 5, 2006, these costs were applied against additional paid-in capital.
     Advertising Costs
     All advertising costs are expensed when incurred. Advertising costs included in selling, general and administrative expense for the years ended December 31, 2004, 2005 and 2006 were $100,000, $179,000 and $109,000, respectively.
     Income Taxes
     The Company uses the liability method to account for income taxes. Under the liability method, deferred income taxes are provided for temporary differences between the basis of the Company’s assets and liabilities for financial reporting and income tax purposes. The Company records valuation allowances for deferred tax assets that are not more likely than not to be realized.
     Share-Based Payments
     Prior to January 1, 2006, the Company recorded compensation expense for its employee stock-based compensation plan using the intrinsic value method prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Under the intrinsic value method, stock-based compensation expense is generally only recognized to the extent the estimated fair value of the underlying common stock on the date of grant exceeds the exercise price of the award. Expense related to employee stock-based compensation was recorded over the vesting period using the straight line method. During the periods the Company used the intrinsic value method, disclosure of pro forma stock-based compensation expense and the effects on net income was reported in the notes to the financial statements as if the minimum value method of measuring stock-based compensation was used.
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” This statement requires the Company to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards. The Company adopted SFAS No. 123(R) using the prospective transition method, which does not result in the restatement of previously issued financial statements. Under the prospective transition method, unvested stock-based awards issued prior to November 29, 2005, the date the Company filed a registration statement to publicly sell its equity securities, are accounted for pursuant to APB No. 25 using the intrinsic value method originally applied to those awards. Stock-based awards issued subsequent to December 31, 2005, the date of adoption, are measured at their fair value at the date of grant and adjusted for an estimated forfeiture rate which is based on historical data and current assumptions. The resulting compensation expense is recognized in the statement of operations ratably over the vesting periods of the awards.
     The Company accounts for stock options granted to non-employees based on their estimated fair value, which the Company believes is a more reliable measure than estimating the fair value of the services provided in exchange for these stock options. The fair value of an option issued to a non-employee is measured on the earlier of the performance commitment date or the date the services required under the arrangement have been completed. Estimated fair value is determined using the Black-Scholes-Merton option pricing model. Estimated amounts of expense are recognized as the non-employee performs under the arrangement. Those estimates are adjusted on the final measurement date.

     Segment Data
     The Company manages its operations as one business unit for purposes of assessing performance and making operating decisions. Accordingly, the Company does not have reportable segments of its business.
     Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value and provides guidance for measuring fair value and the necessary disclosures. This statement does not require any new fair value measurements and applies to all other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 will be effective for the year ending December 31, 2008. Based upon the Company’s current evaluation as of December 31, 2006, the Company does not believe that the adoption of SFAS No. 157 will have a material effect on financial position or results of operations.
     In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which provides additional guidance and clarifies the accounting for uncertainty in income tax positions. FIN 48 defines the threshold for recognizing tax return positions in the financial statements as “more likely than not” that the position is sustainable, based on its technical merits. FIN 48 also provides guidance on the measurement, classification and disclosure of tax return positions in the financial statements. FIN 48 is effective as of January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to the beginning balance of retained earnings in the period of adoption. Based upon the Company’s current evaluation as of December 31, 2006, the Company does not believe that the adoption of FIN 48 will have a material effect on its beginning balance of retained earnings.
2.	Stock-Based Compensation
     Description and Terms of the Plan
     The Company’s 1998 Stock Option Plan (the “Plan”), as amended, authorizes options to purchase 5.5 million shares of the Company’s common stock to employees, directors, and consultants of the Company. The Plan allows for the granting of nonqualified stock options or stock purchase rights to service providers at an exercise price of not less than 85% of fair market value, as estimated by the board of directors on the date of grant. In addition, employees of the Company may be granted qualified incentive stock options at an exercise price of not less than fair market value on the date of grant, subject to the provisions of the Internal Revenue Code. Options are granted with vesting periods of up to four years and maximum option terms of ten years.
     In 2005, the board of directors adopted and the stockholders approved an amendment and restatement of the Plan, revising certain of the terms and conditions of the Plan and changing the name of the Plan to the Visicu, Inc. Equity Incentive Plan (the “Equity Incentive Plan”). The Equity Incentive Plan provides that the shares underlying stock options and other stock-based awards granted in each calendar year may not exceed two percent of the number of shares of common stock outstanding on the first day of that year plus the number of shares that remained available for awards at the end of the previous calendar year. Effective January 1, 2007, the Equity Incentive Plan authorizes the issuance of up to 8.24 million aggregate shares of common stock (including shares already issued and outstanding).
     Summary of Stock-Based Compensation Expense and Pro Forma Stock-Based Compensation Expense
     Total stock-based compensation expense was $29,000, $1.1 million and $2.5 million for the years ended December 31, 2004, 2005 and 2006, respectively. As discussed in Note 1, stock-based compensation expense for 2004 and 2005 was accounted for using the intrinsic value method prescribed by APB Opinion No. 25. On January 1, 2006, the Company adopted the fair value method of accounting for share-based payments prescribed by SFAS No. 123(R). Accordingly, stock-based compensation expense in 2006 includes expense associated with unvested awards at December 31, 2005 measured using the grant-date intrinsic value originally applied to those awards, and the expense associated with 2006 grants measured using the fair value method. As a result of adopting SFAS No. 123(R), income before income taxes was $199,000 lower, net income was $125,000 lower, basic earnings per share was $0.01 lower, and diluted earnings per share remained unchanged. Further, in connection with the adoption of SFAS No. 123(R) in 2006, the Company eliminated $4.9 million of unearned stock based compensation against additional paid-in capital and commenced recording the excess income tax benefit from stock option exercises as a financing activity in the statement of cash flows, rather than as an operating cash flow as previously required. Excess tax benefits were $0 in 2004, $29,000 in 2005, and $1.0 million in 2006.
     In applying the fair value accounting provisions of SFAS No. 123(R), the Company uses a generally accepted option valuation model, the Black-Scholes-Merton option pricing model. This model requires specified inputs to determine the fair value of stock-based awards, consisting of (i) the fair value of the Company’s common stock on the grant date, (ii) the expected volatility of the Company’s common stock over the expected option life, (iii) the risk-free interest rate, (iv) the expected dividend yield, and (v) the expected option life. The minimum value method used for pro forma disclosure purposes in 2004 and 2005 assumes that the value of a stock option is equal to the excess of the fair value of the underlying common stock at the date of grant over the present value of both the exercise price and the expected dividend payments, each discounted at the risk-free rate, over the expected life of the option.

     An explanation of these inputs is as follows:
     Fair-Value of Common Stock—Prior to issuing publicly traded common stock on April 5, 2006, the Company estimated the fair value of its common stock principally using common stock valuations performed by an appraiser. Subsequent to April 5, 2006, the date the Company first issued publicly-traded common stock, the Company uses the closing quoted market price of its common stock on the grant date.
     Volatility — A measure of the amount by which the share price is expected to fluctuate over a period commensurate with the expected life of the award. Because of limited or no historical information regarding its own historical stock volatility during the financial statement periods, the Company considered the expected volatility of similar entities in developing this input. In selecting guideline companies, the Company considered factors such as industry, stage of life cycle, size, and financial leverage.
     Risk-Free Interest Rate — An assumption to take into account, among other things, the time value of money. The risk-free interest rate is the implied yield available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected life of the award at the grant date.
     Dividend Yield — Dividends paid on the underlying common stock will impact an award’s value. The Company does not expect to pay dividends in the foreseeable future.
     Expected Life of Stock-based Awards — The period of time for which the stock-based award is expected to be outstanding, or the period of time from the service inception date to the date of expected exercise or other expected settlement. For a variety of reasons, including the fact that employees of the Company could only recently exercise options and sell the common stock in a public market, the Company concluded that its historical stock option exercise experience does not provide a reasonable basis upon which to estimate expected life. Accordingly, the Company made estimates of the expected life based on the expected terms of options granted by other, similar companies with similarly structured awards.
     The following is a summary of the inputs used to estimate the fair value or minimum value, as applicable of stock-based awards:

	Year ended December 31,
	2004	2005	2006

Risk-free interest rate	2.8%-3.2%	3.5%-4.1%	4.4%-5.0%
Expected life (in years)	4	4	4
Volatility	N/A	N/A	64%
Dividend yield	0%	0%	0%
     N/A—Assumption is not applicable to minimum value method used in 2004 and 2005.
     The minimum value method derived the following pro forma amounts in 2004 and 2005, as follows (in thousands, except per share amounts):

	December 31,
	2004	2005
Net income (loss) attributable to common stockholders, as reported	$(6,146)	$9,713
Add: Stock-based compensation expense included in the determination of net income (loss), net of income taxes	29	726
Deduct: Pro forma stock-based compensation expense, net of income taxes	158	872

Pro forma net income (loss) attributable to common stockholders	$(6,275)	$9,567

Net income (loss) attributable to common stockholders per share:
Basic — as reported	$(1.83)	$2.61

Basic — pro forma	$(1.87)	$2.57

Diluted — as reported	$(1.83)	$0.38

Diluted — pro forma	$(1.87)	$0.37

     Pro forma stock-based compensation expense in 2004 and 2005 does not consider potential forfeitures and amortizes the stock-based compensation expense ratably over the vesting period. These computational differences and the differences in the terms and nature of 2006 stock-based compensation awards create incomparability between the pro forma stock-based compensation presented above and the stock-based compensation expense recognized in 2006.

     Summary of 2006 Stock Option Activity
     A summary of option activity for the year ended December 31, 2006 is presented below:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	(in thousands)	Price	(in years)	(in thousands)

Options outstanding at January 1, 2006	4,463	$0.84
Options granted	628	8.22
Options exercised	(1,621)	0.66		$6,564
Options forfeited	(32)	3.12

Options outstanding at December 31, 2006	3,438	$2.25	7.03	$31,381

Vested and expected to vest at December 31, 2006	3,300	$2.25	7.03	$30,125

Exercisable at December 31, 2006	1,985	$0.99	5.91	$20,324
     The weighted-average fair value of options granted in 2006 was $7.22. The total fair value of shares vested during the year ended December 31, 2006 was $2.1 million.
     Restricted Common Stock
     In 2005, the Company issued 350,000 options to purchase shares of common stock to certain members of the board of directors. The exercise price was less than the estimated fair value of the common stock at the date of grant, and accordingly, compensation expense of $118,000 and $265,000 was recognized in 2005 and 2006, respectively, related to these grants. These options contained an “early exercise” provision. Upon early exercise of the option, the members of the board of directors receive restricted common stock. All grants vested 25% in 2006, then ratably each month thereafter for an additional 36 months if the director continues to provide service to the Company. If the restricted stock does not vest because the required service period is unmet, the Company has the option to reacquire the restricted common stock for the lesser of the amount paid by the director to acquire it or the fair value of the common stock at the call date.
     During 2005, the Company received $501,000 in cash resulting from the exercise of options to purchase 250,000 shares of restricted common stock. During 2006, the Company received $180,000 in cash resulting from the exercise of options to purchase 100,000 shares of restricted common stock. Because the unvested portion of this common stock is subject to forfeiture and the Company’s call right, the Company has recorded in other liabilities as of December 31, 2006 the cash payment due to the holders of restricted stock in the event the Company’s call right is exercised, or $421,000.
     A summary of activity related to restricted common stock is as follows:

		Weighted-Average
	Number of shares	Grant
	(in thousands)	Date Fair Value

Restricted stock at January 1, 2006	250	$5.00
Granted	100	$4.87
Vested	(139)	$4.61

Restricted stock at December 31, 2006	211	$5.19

     Summary of Unrecognized Stock-Based Compensation
     Total unrecognized compensation expense from stock options and restricted shares at December 31, 2006 was $6.6 million. This compensation expense is expected to be recognized over a weighted-average period of 2.91 years.

3.	Net Income (Loss) Attributable to Common Stockholders Per Share
     A reconciliation of basic and diluted income (loss) attributable to common stockholders per share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2004	2005	2006

Numerator
Basic:
Income (loss) attributable to common stockholders	$(6,146)	$9,713	$6,022

Diluted:
Income (loss) attributable to common stockholders	$(6,146)	$9,713	$6,022
Accretion of redeemable preferred stock	—	354	—

Total	$(6,146)	$10,067	$6,022

Denominator
Basic:
Weighted-average shares outstanding	3,352	3,722	24,781

Diluted:
Weighted-average shares outstanding	3,352	3,722	24,781
Dilutive effect of:
Stock options	—	3,747	2,632
Assumed conversion of preferred stock	—	19,346	5,374

Total	3,352	26,816	32,787

Net income (loss) attributable to common stockholders per share
Basic	$(1.83)	$2.61	$0.24

Diluted	$(1.83)	$0.38	$0.18

     For the year ended December 31, 2004, if outstanding options and preferred stock were exercised or converted into common stock, the result would be anti-dilutive and, accordingly, basic and diluted net loss attributable to common stockholders per share are identical for this period. These potentially dilutive shares aggregated 23.5 million shares at December 31, 2004.
     Subsequent to December 31, 2006 and through March 5, 2007, 501,000 options to purchase common stock were issued.
4.	Preferred Stock
     Prior to the initial public offering in April 2006, the Company had three series of preferred stock outstanding: Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (collectively, the “Preferred Stock”). The stated price of the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock is $1.00, $1.37 and $1.37, respectively, subject to adjustment for any recapitalization of the Company. The Preferred Stock was subject to redemption rights that expired on March 4, 2005. Upon expiration, the Preferred Stock was reclassified to permanent equity.
     The Preferred Stock was convertible into common stock at the option of the holder at any time, at the ratio of one share of common stock for each share of Preferred Stock, subject to certain adjustments for dilution. Upon completion of the Company’s initial public offering in April 2006, the Preferred Stock was automatically converted into 19.4 million shares of common stock.
5.	Common Shares Reserved for Future Issuance
     As of December 31, 2006, the Company has reserved shares of common stock for future issuance as follows (in thousands):

Exercise of outstanding stock options	3,438
Available for future awards of stock options and other stock-based compensation	747

4,185

     As of January 1, 2007, an additional 650,000 shares of common stock became available for awards of stock options and other stock-based compensation under the terms of the Equity Incentive Plan.

6.	Operating Leases
     The Company rents various office space and computer equipment under noncancelable operating leases expiring at various dates through 2010. Future minimum lease payments for operating leases for each of the years ending December 31 are as follows (in thousands):

2007	$339
2008	330
2009	317
2010	202

Total	$1,188

     Rent expense totaled $259,000, $266,000 and $288,000 for the years ended December 31, 2004, 2005 and 2006, respectively.
     In 2004, the Company executed a lease for office space for a term of six years with an option to renew for two three-year terms. Under the terms of this lease, the Company received a 100% rent holiday for the first six months and an additional 17% rent holiday for the next six months. The total cost of the lease, including rent escalations of 2% per annum, are being expensed ratably over the term of the lease agreement. In 2005, the Company increased its space under this lease by approximately 20% with no other changes in the terms of the lease.
7.	Income Taxes
     Significant components of the provision (benefit) for income taxes are as follows (in thousands):

	December 31,
	2004	2005	2006
Current:
Federal	$—	$199	$470
State	20	245	675

	20	444	1,145

Deferred:
Federal	(3,625)	(10,259)	2,254
State	(375)	(1,611)	196

	$(4,000)	$(11,870)	$2,450

Total income tax expense (benefit)	$(3,980)	$(11,426)	$3,595

     The significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2006
Deferred tax assets:
Operating loss carryforwards	$5,368	$873
Alternative minimum tax credit carryforward	198	204
Research and development credits	—	1,223
Stock-based compensation	140	444
Accrued expenses	158	175
Deferred revenue	11,987	13,112
Other deductible temporary differences	18	—

Total deferred tax assets	17,869	16,031
Deferred tax liabilities:
Capitalized software	(62)	(70)
Prepaid expenses and other assets	(98)	(136)
Deferred contract costs	(1,805)	(1,770)

Net future income tax benefit	(1,965)	(1,976)

Net deferred tax asset	$15,904	$14,055

     A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory U.S. federal income tax rate of 35% for 2006 and 34% for 2004 and 2005 to income (loss) before income taxes is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Income tax expense (benefit) at statutory rate	$(2,756)	$(462)	$3,418
Effect of non-deductible stock-based compensation expense	—	—	465
Effect of other permanent differences	—	313	58
State income tax expense (benefit), net of federal tax effect	(375)	119	635
Tax benefit resulting from change in estimated enacted tax rates	—	(63)	(196)
Increase (decrease) in valuation allowance	(965)	(11,352)	—
Amended return benefit for research and development credits, net of reduction in net operating loss carryforwards	—	—	(1,001)
Current year research and development credit	—	—	(277)
Unrecognized tax benefits	—	—	412
Other	116	19	81

Income tax expense (benefit)	$(3,980)	$(11,426)	$3,595

     At December 31, 2006, the Company had federal net operating loss carryforwards of approximately $2.3 million and state net operating loss carryforwards of approximately $1.2 million, which expire in 2021. The Company has an alternative minimum tax carryforward of $204,000 with no expiration date. In addition, the Company has research and development credits of $1.2 million, which begin expiring in 2019. Income tax regulations contain provisions that limit the net operating loss carryforwards and other attributes available to be used in any given year. The Company has determined a limitation based on ownership changes in 1998 and 2000 and is applying the appropriate limitations to the carryforward items.
     During 2006, the Company filed amended and original tax returns for the years 1998 through 2005 to claim research and development credits of $1.4 million. As a result of filing these returns, the net operating loss carryforwards generated in years 1998 through 2002 and 2004 were reduced by the amount of the credit generated in accordance with applicable tax law.
     During 2006, the Company recognized excess tax deductions of $2.5 million related to the exercise or sale of certain stock options. The after-tax benefits that were recorded as an increase in additional paid-in-capital were approximately $1.0 million.
     The Company has unrecognized tax benefits related to U.S. research and development credits and various state tax matters. The unrecognized tax benefits related to research and development credits were recorded through a reduction of the correlating deferred tax asset, and the state income tax liability is recorded within current taxes payable.
     The Company decreased its valuation allowance for deferred tax assets in 2004 based on the estimate that approximately $10.1 million of net operating loss carryforwards at December 31, 2004 were more likely than not be used to reduce future taxable income. The tax benefit recorded for the year ended December 31, 2005 includes the reversal of previously recorded valuation allowances of $11.4 million. These deferred tax valuation allowances were reversed in 2005 when it became apparent based on available evidence that it was more likely than not that the deferred tax assets would be realized in future periods.
8.	Dividends
     On October 14, 2005, the Company’s board of directors declared a special cash dividend of approximately $7.8 million, or $0.33 per share, to all holders of outstanding shares of common and preferred stock. The Company paid the special cash dividend on October 27, 2005, except for $66,000 payable to holders of restricted common stock, which will be paid in four annual installments from 2006 to 2009. During 2006, the first annual installment of $16,000 was paid to the holders of restricted common stock. As such, as of December 31, 2006, $50,000 remains payable to holders of restricted common stock and is included in accounts payable and accrued expenses.
9.	Concentrations of Credit Risk and Customer Concentrations
     Throughout 2005 and 2006, the Company had deposits in a financial institution in excess of federally insured amounts, primarily in a repurchase agreement that is collateralized by U.S. Government securities and federal agency securities. The Company has not experienced any losses on its deposits.
     The Company has three customers that represent 13%, 13% and 12% of accounts receivable as of December 31, 2006.

     The following customers represent 10% or more of revenue for the years indicated:

	Year Ended December 31,
	2004	2005	2006
Customer A	23%	*	*
Customer B	23%	12%	*
Customer C	20%	13%	*
Customer D	10%	*	*

*	Represents less than 10%.
10.	Defined Contribution Plan
     The Company made discretionary employer contributions to its Visicu 401(k) Plan during 2004, 2005 and 2006 of $0, $79,000 and $88,000, respectively.
11.	Contingencies
     The Company’s only issued U.S. patent is the subject of ongoing legal and regulatory proceedings. iMDsoft Ltd. has requested that the U.S. Patent Office declare an interference and that the patent be revoked and a patent with identical claims be issued to iMDsoft, and has filed a second request asking the U.S. Patent Office to reexamine all 26 claims of the Company’s patent. During the second reexamination proceeding, the Company amended its patent claims and presented arguments to the U.S. Patent Office intended to overcome the references cited in the second reexamination request. In addition, Cerner Corporation has filed a lawsuit against the Company in which it seeks as one of its remedies a declaration that the patent is invalid and unenforceable. Also, the Company is a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. The Company believes that the claims against it in the foregoing lawsuits are without merit and the Company is defending the lawsuits vigorously. The Company is unable to predict the outcome of any of the foregoing lawsuits and proceedings, or to quantify any effect that they might have on its business, financial condition or operating results. If the outcome of one or more of these lawsuits or proceedings is unfavorable to the Company, its business and financial results could be materially adversely affected.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures
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
Item 9B. Other Information
     None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.
Item 11. Executive Compensation
The information required by this item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.
Item 14. Principal Accounting Fees and Services
The information required by this item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 31, 2006.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a)	1. The following financial statements of Visicu, Inc. are filed as part of this Annual Report under Item Item 8. Financial Statements and Supplementary Data:
(a)	2. Financial statement schedules have been omitted because the information required to be set forth therein is not applicable.

(a)	3. The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the SEC:

Exhibit
No.			Exhibit Title
3.1	*		Fourth Amended and Restated Certificate of Incorporation of the Company

3.2	*		Amended and Restated Bylaws of the Company

4.1	*		Specimen Common Stock Certificate

10.1	*	†	Visicu, Inc. Equity Incentive Plan

10.2	**	†	Form of Incentive Stock Option Agreement under the Visicu, Inc. Equity Incentive Plan

10.3	**	†	Form of Nonstatutory Stock Option Grant Agreement under the Visicu, Inc. Equity Incentive Plan

10.4	**	†	Employment Agreement between Visicu, Inc. and Frank T. Sample dated as of September 17, 2001, as amended on April 15, 2004

10.5	**	†	Form of Indemnification Agreement for directors and Section 16 executive officers

10.6	**		Lease between Redwood Tower Limited Partnership and Visicu, Inc. dated as of June 22, 2004

10.7	**		Warrant dated July 17, 2003 to Comerica Bank to purchase 43,796 shares of Series C Preferred Stock

10.8	**	†	Offer Letter to Vincent E. Estrada, dated as of August 8, 2005

10.9	**	†	Management Severance Plan

10.10	***		Assignment Pursuant to 37 CFR §3.56, dated April 14, 2000, executed by Brian A. Rosenfeld, M.D. and Michael Breslow

23.1			Consent of Ernst & Young LLP

31.1			Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2			Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1			Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350

32.2			Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Registration Statement on Form S-1/A, File No. 333-129989, filed on March 13, 2006.

**	Incorporated herein by reference to the Registration Statement on Form S-1, File No. 333-129989, filed on November 29, 2005.

***	Incorporated herein by reference to the Registration Statement on Form S-1/A, File No. 333-129989, filed on January 19, 2006.

†	Indicates a management contract or any compensatory plan, contract or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VISICU, INC.

Date: March 13, 2007	By:	/s/ Frank T. Sample
Frank T. Sample
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: March 13, 2007	By:	/s/ Vincent E. Estrada
Vincent E. Estrada
Senior Vice President and
Chief Financial Officer
     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on March 13, 2007.

/s/ Frank T. Sample	President, Chief Executive Officer and Chairman of the Board
(principal executive officer)

/s/ Vincent E. Estrada	Executive Vice President and Chief Financial Officer
(principal accounting and financial officer)

/s/ Michael J. Breslow, M.D.	Executive Vice President, Clinical Research and Development and Director

/s/ Stuart H. Altman	Director

/s/ Michael G. Bronfein	Director

/s/ John K. Clarke	Director

/s/ Frances M. Keenan	Director

/s/ James A. Oakey	Director

/s/ Thomas G. McKinley	Director

/s/ Ralph C. Sabin	Director