Form 10-Q
period 2007-03-31
VISICU INC
filed 2007-05-08
CIK 1166463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at May 1, 2007
Common Stock, $.0001 par value per share	32,665,155 shares

VISICU, INC.
Quarterly Report on Form 10-Q for the three month period ended March 31, 2007

INDEX

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
VISICU, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	March 31,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,188	$101,524
Marketable securities	46,047	27,807
Accounts receivable	11,465	4,813
Prepaid expenses and other current assets	1,686	1,499
Deferred tax assets	7,915	7,195

Total current assets	141,301	142,838
Property and equipment:
Computer equipment and software	2,496	2,589
Office furniture and equipment	362	370
Leasehold improvements	182	199

	3,040	3,158
Accumulated depreciation	1,409	1,623

	1,631	1,535
Deferred contract costs	4,477	4,490
Deferred tax assets	6,140	6,073
Marketable securities	2,960	—
Other assets	503	467

Total assets	$157,012	$155,403

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,244	$1,940
Accrued compensation and related costs	1,581	941
Deferred revenue	30,290	28,670
Other current liabilities	27	27

Total current liabilities	33,142	31,578
Other long-term liabilities	468	418
Deferred revenue	19,074	16,455

Total liabilities	52,684	48,451
Stockholders’ equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and March 31, 2007	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,485,185 and 32,616,495 issued and outstanding at December 31, 2006 and March 31, 2007, respectively	3	3
Additional paid-in capital	133,202	133,916
Accumulated deficit	(28,877)	(26,967)

Total stockholders’ equity	104,328	106,952

Total liabilities and stockholders’ equity	$157,012	$155,403

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended
	March 31,
	2006	2007
Revenues:
License revenue	$3,018	$3,951
Service revenue	3,651	4,789

Total revenues	6,669	8,740

Direct cost of revenues:
Cost of licenses	171	281
Cost of services (1)	1,232	1,365

Total direct cost of revenues	1,403	1,646

Gross profit	5,266	7,094

Operating expenses:
Sales and marketing (1)	1,305	1,264
Research and development (1)	1,397	1,535
General and administrative (1)	2,112	2,883

Total operating expenses	4,814	5,682

Income from operations	452	1,412
Other income (expense):
Interest income	140	1,632
Interest expense	(2)	(6)

	138	1,626

Income before income taxes	590	3,038
Income tax expense	276	1,065

Net income	$314	$1,973

Net income per share:
Basic	$0.06	$0.06

Diluted	$0.01	$0.06

Weighted-average shares outstanding used in computing per share amounts:
Basic	5,276	32,354

Diluted	27,500	34,557

(1) Amounts include non-cash stock-based compensation expense as follows:
Cost of services	$35	$66
Sales and marketing expense	127	93
Research and development expense	118	135
General and administrative expense	291	391

Total non-cash stock-based compensation expense	$571	$685

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2007
Operating activities
Net income	$314	$1,973
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204	214
Amortization	29	68
Deferred income taxes	—	787
Non-cash stock-based compensation expense	571	685
Excess tax benefit from stock-based compensation	(73)	(51)
Changes in operating assets and liabilities:
Accounts receivable	3,835	6,655
Prepaid expenses and other current assets	(138)	187
Deferred contract costs	(10)	(13)
Accounts payable and accrued expenses	(171)	486
Accrued compensation and related costs	(651)	(640)
Deferred revenue	(659)	(4,193)

Net cash provided by operating activities	3,251	6,158

Investing activities
Purchases of property and equipment	(111)	(118)
Purchases of marketable securities	—	(100)
Maturities of marketable securities	—	21,300
Capitalized software additions	(7)	(75)
Change in other assets	12	(8)

Net cash provided by (used in) investing activities	(106)	20,999

Financing activities
Payment of financing costs for initial public offering	(162)	—
Repayment of obligations under capital lease	(5)	(6)
Exercise of options to purchase common stock	764	134
Excess tax benefit from stock-based compensation	73	51

Net cash provided by financing activities	670	179

Net increase in cash and cash equivalents	3,815	27,336
Cash and cash equivalents at beginning of period	11,379	74,188

Cash and cash equivalents at end of period	$15,194	$101,524

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
     The results of operations for the three months ended March 31, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.
     The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006 that are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 13, 2007.
2. Marketable Securities
     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be marketable securities. Cash and cash equivalents generally consist of cash, money market funds and federal agency notes. At March 31, 2007, the Company had marketable securities that were classified as held-to-maturity and reported at amortized cost. Held-to-maturity securities consist of debt securities issued by the U.S. Treasury and other government corporations and agencies.
     These marketable securities have expiration dates ranging from April 2007 to January 2008. At March 31, 2007, the estimated fair value of each investment approximated its amortized cost, and, therefore there were no significant unrealized gains or losses.
3. Stock-Based Compensation
     Summary of Stock-Based Compensation Expense
     For the three months ended March 31, 2006 and 2007, the Company recorded $571,000 and $685,000, respectively, of stock-based compensation expense. Prior to 2006, stock-based compensation expense was accounted for using the intrinsic value method prescribed by APB Opinion No. 25. On January 1, 2006, the Company adopted the fair value method of accounting for share-based payments prescribed by SFAS No. 123(R). Accordingly, stock-based compensation expense includes expense associated with unvested awards at December 31, 2005 measured using the grant-date intrinsic value originally applied to those awards, and the expense associated with 2006 and 2007 grants measured using the fair value method.
     Summary of Stock Option Activity
     A summary of stock option activity for the three months ended March 31, 2007 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise
	(in thousands)	Price
Options outstanding at beginning of year	3,438	$2.25
Options granted	501	10.18
Options exercised	(131)	1.02
Options forfeited	(51)	5.59

Options outstanding at March 31, 2007	3,757	$3.31

Vested and expected to vest at March 31, 2007	3,586	$3.31

Exercisable at March 31, 2007	2,039	$1.24
     The weighted-average fair value of options granted during the three months ended March 31, 2007 was $4.63. The total fair value of shares vested during the three months ended March 31, 2007 was $970,000.

     Restricted Common Stock
     A summary of restricted common stock activity for the three months ended March 31, 2007 is presented below:

		Weighted-Average
	Number of shares	Grant-Date
	(in thousands)	Fair Value
Restricted common stock at beginning of year	211	$5.19
Vested	(21)	$4.96

Restricted common stock at March 31, 2007	190	$5.22

4. Net Income Per Share
     A reconciliation of basic and diluted income per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2006	2007
Numerator
Basic and diluted:
Net income	$314	$1,973

Denominator
Basic:
Weighted-average shares outstanding	5,276	32,354

Diluted:
Weighted-average shares outstanding	5,276	32,354
Dilutive effect of:
Stock options	2,839	2,203
Assumed conversion of preferred stock	19,385	—

Total	27,500	34,557

Net income per share
Basic	$0.06	$0.06

Diluted	$0.01	$0.06

5. Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $63,000 increase to unrecognized tax benefits. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At January 1, 2007, the Company had $483,000 of unrecognized tax benefits, the recognition of which would reduce the effective income tax rate. There were no significant changes to this amount during the first quarter of 2007, nor are any anticipated during the remainder of 2007.
     The Company is subject to U.S. federal income tax as well as income tax in multiple state and local jurisdictions. The Company began business in 1998 and, because of net operating loss carryforwards, all tax years from 1998 to the present remain subject to examination by taxing authorities. Currently, no Federal or state income tax returns are under examination.
     The Company’s policy is to classify interest and penalties related to uncertain tax positions in income tax expense. The amounts recorded to date and the amounts anticipated to be recorded during the remainder of 2007 are insignificant.
     The Company expects its 2007 effective income tax rate to be approximately 40%. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
6. Concentrations of Credit Risk
     Throughout the periods presented, the Company had deposits in financial institutions in excess of federally insured amounts. These amounts were invested primarily in commercial paper, money market funds and municipal bonds. The Company has not experienced any losses on its deposits.
      The Company has two customers that represented 22% and 14% of accounts receivable as of March 31, 2006. The Company has one customer that represented 12% of accounts receivable as of March 31, 2007. The Company has no customers that represented more than 10% of revenues for the three months ended March 31, 2006 and 2007.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and related notes appearing in Item 1 of this Part I. The following discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under the “Forward-looking Statements” below, our actual results may differ materially from those anticipated in these forward-looking statements. You should also consider the risks and uncertainties discussed under the “Risk Factors” heading in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Unless the context requires otherwise, references in this report to “Visicu,” “we,” “us” and “our” refer to the registrant, Visicu, Inc.
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
     Our backlog of contractually committed future revenues is a result of our multi-year customer support agreements combined with our ratable revenue recognition methodology. As of March 31, 2007, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $70.1 million. As of December 31, 2006, our revenue backlog amounted to $71.6 million, of which we expect to recognize approximately 49% of in 2007. As of December 31, 2005, our revenue backlog amounted to $70.2 million, of which 40% was recognized in 2006. Our backlog will decrease as we recognize revenues under existing contracts, and it will increase as we sign more contracts for new customers and additional beds for existing customers. Our backlog would also decrease if any of our customers are unable to fulfill their obligations under their agreements with us or terminate their agreement with us prior to expiration. Our customers may terminate their agreements if we breach any material term and fail to cure the breach within a specified time after receipt of written notice of the breach, which is typically 30 days.

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
     Legal and Regulatory Proceedings
     Our only issued U.S. patent is the subject of ongoing legal and regulatory proceedings. iMDsoft Ltd. has requested that the U.S. Patent Office declare an interference and that the patent be revoked and a patent with identical claims be issued to iMDsoft, and has filed a second request asking the U.S. Patent Office to reexamine all 26 claims of our patent. During the second reexamination proceeding, we amended our patent claims and presented arguments to the U.S. Patent Office intended to overcome the references cited in the second reexamination request. In April 2007, the U.S. Patent Office issued a notice stating that the second reexamination proceeding is in condition for termination of the prosecution by means of a notice of intent to issue a reexamination certification except for certain formal matters, and further stating that the prosecution of the reexamination proceeding on the merits is closed. In response, we made a filing with the U.S. Patent Office that we believe addresses the referenced formal matters. In addition, Cerner Corporation has filed a lawsuit against us in which it seeks as one of its remedies a declaration that the patent is invalid and unenforceable. Also, we are a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. We believe that the claims against us in the foregoing lawsuits are without merit and we are defending the lawsuits vigorously. We are unable to predict the outcome of any of the foregoing lawsuits and proceedings, or to quantify any effect that they might have on our business, financial condition or operating results. If the outcome of one or more of these lawsuits or proceedings is unfavorable to us, our business and financial results could be materially adversely affected.
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
     We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with customers, including our post-contract customer support services. Accordingly, we recognize revenue from customer arrangements ratably over the post-contract customer support service period, which is typically three years. If we are able to objectively and reliably determine the fair value of the post-contract customer support services, we will begin to recognize revenue from the delivered software and implementation services upon customer acceptance. Through March 31, 2007, support agreements for three eICU Centers were renewed for additional three-year terms. Support agreements are subject to renewal for seven eICU Centers during the remainder of 2007 and 13 eICU Centers in 2008. If a significant number of these customers renew their support agreements at a consistant renewal rate with similar terms, we may be able to objectively and reliably determine the fair value of the post-contract customer support services as early as 2008.
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
     Historically, we have recorded insignificant amounts of bad debt expense, and at March 31, 2007, we estimated that all accounts receivable were likely to be collected. We may determine in future periods that allowances for uncollectible accounts receivable are required, based on changes in conditions and trends or customer payment history.
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
     We reported approximately $184,000 of capitalized software costs, net of accumulated amortization, in other assets in our balance sheet as of March 31, 2007 and approximately $177,000 as of December 31, 2006. We are generally amortizing these costs over a three-year period.
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
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or SFAS No. 123(R), which is a revision of SFAS No. 123. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of SFAS No. 123(R) on January 1, 2006 using the prospective transition method. We did not grant any stock options between November 29, 2005 and December 31, 2005. We will continue to account for unvested stock-based awards issued prior to November 29, 2005 using the intrinsic value method originally applied to those awards. Our adoption of SFAS No. 123(R) fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position.

     Prior to January 31, 2006, we granted our employees options to purchase our common stock at exercise prices equal to the estimated fair value of the underlying common stock at the date of each grant, as determined by either our board of directors or retrospective or contemporaneous valuations by an unrelated valuation specialist. In connection with our preparation of our 2005 audited financial statements and solely for the purposes of accounting for stock-based compensation, our board of directors and management reconsidered the fair value of the common stock underlying the stock options that we granted to employees after January 1, 2004. Our board and management reexamined the approaches that had been taken and the assumptions that had been relied upon in our valuation specialist’s valuation reports in light of our business achievements and our progress in connection with our pending IPO at that time. In particular, our board and management noted the disparities between the fair values of the common stock as determined in the retrospective and contemporaneous valuations prepared by our valuation specialist and the original midpoint of the price range published for the IPO. As a result, our board and management reviewed and, where appropriate, reassessed the estimates of fair value of our common stock after January 1, 2004.
     As a result of our reassessment of the fair value of our common stock underlying stock option grants to employees, we will record stock-based compensation expense ratably for each stock option granted during the reassessed periods based upon the difference between the retrospectively determined fair value of our common stock at the date of the stock option grant and the exercise price of the stock option. For the three months ended March 31, 2007, we recorded $685,000 of stock-based compensation expense compared to $571,000 for the three months ended March 31, 2006. Additionally, we account for stock-based compensation relating to stock options granted to non-employees based on the fair value of the options granted, using the Black-Scholes-Merton option-pricing model. We measure the fair value of the option issued to a non-employee as of the earlier of the performance commitment date or the date the services required under the arrangement with the non-employee have been completed. We recognize estimated amounts of stock-based compensation expense as the non-employee performs under the arrangement. We adjust our estimates as of the final measurement date.
     Determining the appropriate fair value model and calculating the fair value of stock-based payment awards require the input of highly subjective assumptions, including the expected life of the stock-based payment awards and stock price volatility. We use the Black-Scholes-Merton option-pricing model to value stock-based compensation expense for all options granted subsequent to 2005. The assumptions used in calculating the fair value of post-2005 stock-based payment awards represent management’s best estimates, but the estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.
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
     We have concluded that it is more likely than not that we will realize the $13.3 million of net deferred tax assets that we reported at March 31, 2007. In order to realize these assets, we will need to generate sufficient taxable income in the periods in which the deductible temporary differences or tax credit and loss carryforwards represented by these deferred tax assets are reported in our income tax returns. We only recently began to report taxable income, and accordingly our estimates of the realization of these assets could change in future periods if our operating results deteriorate.
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
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48 the Company recognized a $63,000 increase to unrecognized tax benefits. For more information regarding our accounting for uncertain tax positions, see Note 5 to the accompanying financial statements, “Income Taxes.”

Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended
	March 31,
	2006	2007
Revenues:
License revenue	45%	45%
Service revenue	55	55

Total revenues	100	100

Direct cost of revenues:
Cost of licenses	3	3
Cost of services	18	16

Total direct cost of revenues	21	19

Gross profit	79	81

Operating expenses:
Sales and marketing	20	14
Research and development	21	18
General and administrative	32	33

Total operating expenses	72	65

Income from operations	7	16
Other income:
Total other income	2	19

Income before income taxes	9	35
Income tax expense	4	12

Net income	5%	23%

Three Months Ended March 31, 2007 and 2006
     Revenues. Total revenues for the three months ended March 31, 2007 were $8.7 million, an increase of $2.1 million, or 31%, over total revenues of $6.7 million for the three months ended March 31, 2006.
     The increase in revenues was primarily attributable to an increase in the number of activated ICU beds by existing customers and an increase in the number of activated customer eICU Centers. The increase in revenue from additional activated beds was the result of our existing customers expanding the use of our eICU Program throughout their health systems. The increase in revenue from eICU Centers results primarily from the increase in the number of customers activated in 2004, 2005 and 2006 versus the number of customers activated in 2003, 2004 and 2005. The increase in activated customer eICU Centers during this period was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program.
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
     Due to our revenue recognition policy, a substantial portion of the revenue that we recognize in a particular fiscal period may not be based on, and therefore not necessarily indicative of, sales activity during that period, but instead may relate to sales executed in prior periods. Please see the section titled “—Critical Accounting Policies—Revenue Recognition” for a description of our revenue recognition policy.
     Total deferred revenue decreased from $46.9 million as of March 31, 2006 to $45.1 million as of March 31, 2007. The decrease in deferred revenue was primarily due to the recognition of portions of deferred revenue as revenue without a corresponding amount of billings booked, pursuant to our revenue recognition policy, as deferred revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the three months ended March 31, 2007 was $1.6 million, an increase of $243,000, or 17%, over total direct cost of revenues of $1.4 million for the three months ended March 31, 2006. The increase was primarily due to increased third-party licenses of $149,000, increased support costs of $74,000, including increased non-cash stock-based compensation expense of $31,000, and increased implementation costs of $20,000. These increases were a direct result of the growth in the number of activated eICU Centers and beds. We had 38 full-time equivalent employees who provided technical, clinical and post-contract support services at March 31, 2007 compared to 37 full-time equivalent employees at March 31, 2006.
     Total deferred contract costs remained level at $4.5 million as of March 31, 2006 and 2007.

     Gross Profit. Gross profit increased from $5.3 million, or 79% of total revenues, for the three months ended March 31, 2006 to $7.1 million, or 81% of total revenues, for the three months ended March 31, 2007. The increase in gross profit as a percentage of total revenues was primarily due to two factors. First, we realized efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base. Second, our costs of implementation declined as a percentage of revenue as we became more experienced in the implementation process.
     Sales and Marketing Expense. Sales and marketing expenses remained level at $1.3 million for the three months ended March 31, 2006 and 2007. Non-cash stock-based compensation expense decreased $34,000, but was fully offset by increased personnel expenses. We had 15 full-time equivalent sales and marketing employees at March 31, 2007 compared to 13 full-time equivalent employees at March 31, 2006 as we hired additional sales personnel to market our solution.
     Research and Development Expense. Research and development expenses for the three months ended March 31, 2007 were $1.5 million, an increase of $138,000, or 10%, over research and development expenses of $1.4 million for the three months ended March 31, 2006. The increase was primarily due to increased employee and contractor related expenses of $103,000, including increased non-cash stock-based compensation expense of $17,000. We had 39 full-time equivalent research and development employees at March 31, 2007 compared to 37 full-time equivalent employees at March 31, 2006 as we hired additional personnel to upgrade and expand our software programs.
     General and Administrative Expense. General and administrative expenses for the three months ended March 31, 2007 were $2.9 million, an increase of $771,000, or 37%, over general and administrative expenses of $2.1 million for the three months ended March 31, 2006. The increase in general and administrative expenses was primarily due to increased employee-related expenses of $251,000, including increased non-cash stock-based compensation expense of $100,000, increased recruiting expenses of $239,000, increased professional fees of $156,000, and increased insurance expenses of $90,000. We had 13 full-time equivalent general and administrative employees at March 31, 2007 compared to 14 full-time equivalent employees at March 31, 2006.
     Other Income. Other income for the three months ended March 31, 2007 was $1.6 million, compared to $138,000 for the three months ended March 31, 2006. The increase was due to increased interest income earned on our cash, cash equivalents and marketable securities balances, which has increased significantly as a result of our initial public offering in April 2006.
     Income Taxes. Our income tax expense for the three months ended March 31, 2007 was $1.1 million, compared to $276,000 for the three months ended March 31, 2006. The increase is due to income before income taxes of $3.0 million for the three months ended March 31, 2007 compared to income before income taxes of $590,000 for the three months ended March 31, 2006. The effective tax rate for the three months ended March 31, 2007 was 35%, compared to 46% for the three months ended March 31, 2006. This decrease is primarily due to the effects of certain tax credits in the first quarter of 2007.
Liquidity and Capital Resources
     At March 31, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $129.3 million and accounts receivable of $4.8 million.
     Net cash provided by operating activities was $6.2 million for the three months ended March 31, 2007, compared to $3.3 million for the comparable 2006 period. Cash flow from operations for the three months ended March 31, 2007 increased by $2.9 million compared to the three months ended March 31, 2006 primarily due to an increase in net income before non-cash charges of $2.8 million.
     Net cash provided by investing activities was $21.0 million for the three months ended March 31, 2007, which consisted primarily of maturities of marketable securities, compared to net cash used in investing activities of $106,000 for the three months ended March 31, 2006, which consisted primarily of purchases of fixed assets for network infrastructure, development tools and equipment, and computer equipment for our employees.
      Net cash provided by financing activities was $179,000 for the three months ended March 31, 2007, compared to net cash provided by financing activities of $670,000 for the three months ended March 31, 2006. The decrease was primarily due to fewer exercises of options to purchase our common stock.

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
     Additional discussion of these and other factors affecting our business is contained under the “Risk Factors” heading in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and in our other periodic filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect changed assumptions the occurrence of unanticipated events or changes in future operating results, financial condition or business over time.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     At March 31, 2007, we had cash and cash equivalents totaling $101.5 million and marketable securities totaling $27.8 million. These amounts were invested primarily in money market funds and debt securities issued by the U.S. Treasury and other government corporations and agencies. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
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
     In October 2005, we filed an answer, affirmative defenses and counterclaims with respect to Cerner’s complaint. In our answer we deny and provide affirmative defenses for the claims made by Cerner. In addition, we have asserted counterclaims alleging that Cerner has, among other things: (1) infringed, induced others to infringe, or contributed to the infringement of our patent; (2) misappropriated our trade secrets; (3) breached its contractual obligations to us in non-disclosure agreements; (4) engaged in unfair competition; and (5) tortiously interfered with our customer contracts and expected business. We have asked the court for an award of damages in an unspecified amount and an injunction preventing Cerner from infringing the our patent, using or disclosing our trade secrets, making false or misleading statements about us or tortiously interfering with our customer contracts or expected business. We have also asked the court for an order instructing Cerner to publicly retract all false and misleading statements about our products. In November 2005, Cerner filed an answer to our counterclaim in which Cerner denies and provides affirmative defenses for the claims made by us.
     In December 2005, the court stayed the litigation until the completion of the reexamination of our U.S. patent by the U.S. Patent Office and any appeals. We expect that the stay will be lifted and the litigation will resume following the issuance by the U.S. Patent Office of a reexamination certificate in the current patent reexamination proceeding.
     In January 2005, iMDsoft, Ltd, a software company that develops and implements clinical information systems that can be used in a remote ICU monitoring system, filed a request with the U.S. Patent Office, requesting a reexamination of all of the twenty-six claims previously allowed under our issued U.S. patent. In response to iMDsoft’s request, the U.S. Patent Office initiated an ex parte proceeding in which it reexamined all of the claims of our patent. During the reexamination proceeding, we amended our patent claims. In September 2006, the U.S. Patent Office issued a reexamination certificate allowing all 26 claims of our U.S. patent as amended. In November 2006, iMDsoft filed a second request with the U.S. Patent Office, requesting another reexamination of all the claims of our patent. In January 2007, the U.S. Patent Office initiated a second reexamination of our issued patent pursuant to iMDsoft’s second request. During the second reexamination proceeding, we amended our patent claims and presented arguments to the U.S. Patent Office intended to overcome the references cited in the second reexamination request. In April 2007, the U.S. Patent Office issued a notice stating that the second reexamination proceeding is in condition for termination of the prosecution by means of a notice of intent to issue a reexamination certification except for certain formal matters, and further stating that the prosecution of the reexamination proceeding on the merits is closed. In response, we made a filing with the U.S. Patent Office that we believe addresses the referenced formal matters.
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
Item 1A. Risk Factors.
     Certain of the risk factors applicable to us are described under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K. These risks are not the only ones facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also could adversely affect our business, financial condition or operating results.

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

VISICU, INC.

Date: May 8, 2007	By:	/s/ Frank T. Sample
Frank T. Sample
President, Chief Executive Officer and
Chairman of the Board of Directors

Date: May 8, 2007	By:	/s/ Vincent E. Estrada
Vincent E. Estrada
Senior Vice President and
Chief Financial Officer