Form 10-Q
period 2007-06-30
VISICU INC
filed 2007-08-06
CIK 1166463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file number: 000-51865
Visicu, Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2107238
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at August 1, 2007

Common Stock, $.0001 par value per share	33,070,936 shares

VISICU, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VISICU, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	June 30,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,188	$102,873
Marketable securities	46,047	26,900
Accounts receivable	11,465	5,789
Prepaid expenses and other current assets	1,686	1,182
Deferred tax assets	7,915	6,644

Total current assets	141,301	143,388
Property and equipment:
Computer equipment and software	2,496	2,814
Office furniture and equipment	362	372
Leasehold improvements	182	208

	3,040	3,394
Accumulated depreciation	1,409	1,833

	1,631	1,561
Deferred contract costs	4,477	4,406
Deferred tax assets	6,140	6,073
Marketable securities	2,960	—
Other assets	503	438

Total assets	$157,012	$155,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,244	$849
Accrued compensation and related costs	1,581	1,374
Deferred revenue	30,290	26,616
Other current liabilities	27	27

Total current liabilities	33,142	28,866
Other long-term liabilities	468	369
Deferred revenue	19,074	14,944

Total liabilities	52,684	44,179
Stockholders’ equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,485,185 and 33,055,677 issued and outstanding at December 31, 2006 and June 30, 2007, respectively	3	3
Additional paid-in capital	133,202	136,519
Accumulated deficit	(28,877)	(24,835)

Total stockholders’ equity	104,328	111,687

Total liabilities and stockholders’ equity	$157,012	$155,866

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Revenues:
License revenue	$3,384	$4,085	$6,402	$8,036
Service revenue	4,145	4,969	7,796	9,758

Total revenues	7,529	9,054	14,198	17,794

Direct cost of revenues:
Cost of licenses	228	297	399	578
Cost of services (1)	1,210	1,420	2,442	2,785

Total direct cost of revenues	1,438	1,717	2,841	3,363

Gross profit	6,091	7,337	11,357	14,431

Operating expenses:
Sales and marketing (1)	1,143	1,207	2,448	2,471
Research and development (1)	1,442	1,578	2,839	3,113
General and administrative (1)	2,390	2,816	4,502	5,699

Total operating expenses	4,975	5,601	9,789	11,283

Income from operations	1,116	1,736	1,568	3,148
Other income (expense):
Interest income	1,185	1,667	1,325	3,299
Interest expense	(2)	(1)	(4)	(7)

	1,183	1,666	1,321	3,292

Income before income taxes	2,299	3,402	2,889	6,440
Income tax expense	1,056	1,271	1,332	2,336

Net income	$1,243	$2,131	$1,557	$4,104

Net income per share:
Basic	$0.04	$0.07	$0.09	$0.13

Diluted	$0.04	$0.06	$0.05	$0.12

Weighted-average shares outstanding used in computing per share amounts:
Basic	29,080	32,516	17,305	32,502

Diluted	33,844	34,391	30,799	34,541

(1) Amounts include non-cash stock-based compensation expense as follows:
Cost of services	$45	$16	$80	$82
Sales and marketing expense	143	105	270	198
Research and development expense	136	147	254	282
General and administrative expense	334	473	625	864

Total non-cash stock-based compensation expense	$658	$741	$1,229	$1,426

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2007
Operating activities
Net income	$1,557	$4,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	415	424
Amortization	66	144
Deferred income taxes	739	1,338
Non-cash stock-based compensation expense	1,229	1,426
Excess tax benefit from stock-based compensation	(113)	(1,453)
Changes in operating assets and liabilities:
Accounts receivable	1,837	5,682
Prepaid expenses and other current assets	(199)	504
Deferred contract costs	(199)	71
Accounts payable and accrued expenses	127	797
Accrued compensation and related costs	(338)	(207)
Deferred revenue	267	(7,711)

Net cash provided by operating activities	5,388	5,119

Investing activities
Purchases of property and equipment	(245)	(354)
Purchases of marketable securities	(46,308)	(30,702)
Maturities of marketable securities	27,294	52,809
Capitalized software additions	(23)	(95)
Change in other assets	16	(84)

Net cash provided by (used in) investing activities	(19,266)	21,574

Financing activities
Proceeds from issuance of common stock, net of issuance costs of $9.7 million in 2006	100,720	—
Repayment of obligations under capital lease	(12)	(12)
Exercise of options to purchase common stock	792	551
Excess tax benefit from stock-based compensation	113	1,453

Net cash provided by financing activities	101,613	1,992

Net increase in cash and cash equivalents	87,735	28,685
Cash and cash equivalents at beginning of period	11,379	74,188

Cash and cash equivalents at end of period	$99,114	$102,873

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
     The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.
     The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006 that are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 13, 2007.
2. Marketable Securities
     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be marketable securities. Cash and cash equivalents generally consist of cash, money market funds and federal agency notes. At June 30, 2007, the Company had marketable securities that were classified as held-to-maturity and reported at amortized cost. Held-to-maturity securities consist of debt securities issued by the U.S. Treasury and other government corporations and agencies.
     These marketable securities have expiration dates ranging from July 2007 to May 2008. At June 30, 2007, the estimated fair value of each investment approximated its amortized cost, and, therefore there were no significant unrealized gains or losses.
3. Stock-Based Compensation
     Summary of Stock-Based Compensation Expense
     For the six months ended June 30, 2006 and 2007, the Company recorded $1.2 million and $1.4 million, respectively, of stock-based compensation expense. Prior to 2006, stock-based compensation expense was accounted for using the intrinsic value method prescribed by APB Opinion No. 25. On January 1, 2006, the Company adopted the fair value method of accounting for share-based payments prescribed by SFAS No. 123(R) using the prospective transition method. Accordingly, stock-based compensation expense includes expense associated with unvested awards at December 31, 2005 measured using the grant-date intrinsic value originally applied to those awards, and the expense associated with 2006 and 2007 grants measured using the fair value method.
     Summary of Stock Option Activity
     A summary of stock option activity for the six months ended June 30, 2007 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise
	(in thousands)	Price
Options outstanding at beginning of year	3,438	$2.25
Options granted	1,181	9.26
Options exercised	(570)	0.97
Options forfeited	(267)	4.64

Options outstanding at June 30, 2007	3,782	$4.46

Vested and expected to vest at June 30, 2007	3,782	$4.46

Exercisable at June 30, 2007	1,763	$1.58
     The weighted-average fair value of options granted during the six months ended June 30, 2007 was $4.20. The total fair value of shares vested during the six months ended June 30, 2007 was $1.6 million.

     Restricted Common Stock
     A summary of restricted common stock activity for the six months ended June 30, 2007 is presented below:

	Number of	Weighted-Average
	shares	Grant-Date
	(in thousands)	Fair Value
Restricted common stock at beginning of year	211	$5.19
Vested	(43)	$4.96

Restricted common stock at June 30, 2007	168	$5.25

4. Net Income Per Share
     A reconciliation of basic and diluted income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator
Basic and diluted:
Net income	$1,243	$2,131	$1,557	$4,104

Denominator
Basic:
Weighted-average shares outstanding	29,080	32,516	17,305	32,502

Diluted:
Weighted-average shares outstanding	29,080	32,516	17,305	32,502
Dilutive effect of:
Stock options	2,657	1,875	2,748	2,039
Assumed conversion of preferred stock	2,107	—	10,746	—

Total	33,844	34,391	30,799	34,541

Net income per share
Basic	$0.04	$0.07	$0.09	$0.13

Diluted	$0.04	$0.06	$0.05	$0.12

5. Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $63,000 increase to unrecognized tax benefits. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At January 1, 2007, the Company had $483,000 of unrecognized tax benefits, the recognition of which would reduce income tax expense. There were no significant changes to this amount during the first six months of 2007, nor are any anticipated during the remainder of 2007.
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

     The Company expects its 2007 effective income tax rate to be approximately 39%. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
6. Concentrations of Credit Risk
     Throughout the periods presented, the Company had deposits in financial institutions in excess of federally insured amounts. These amounts were invested primarily in commercial paper, money market funds and municipal bonds. The Company has not experienced any losses on its deposits.
     The Company has three customers that represented 20%, 19% and 15% of accounts receivable as of June 30, 2006. The Company has one customer that represented 19% of accounts receivable as of June 30, 2007. The Company has one customer that represented more than 10% of revenues for the three and six months ended June 30, 2006. The Company has no customers that represented more than 10% of revenues for the three and six months ended June 30, 2007.
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
     We typically invoice our license fees based on contract milestones that trigger license payment obligations by our customers. These milestones typically include execution of the contract and customer activation of our eICU Program. We typically invoice our professional service implementation fees based on contract milestones that trigger implementation payment obligations by our customers. These milestones typically include execution of the contract, interim implementation milestones and achievement of fully operational status of our eICU Program. We typically invoice our customer support service fees quarterly in advance throughout the three-year term of the support agreement, commencing upon the expiration of the warranty period which is typically sixty days after activation. Our customer agreements typically require payment within 30 days to 45 days from the date of invoice. As described below in “—Critical Accounting Policies—Revenue Recognition,” we currently recognize revenues from license, implementation and support service fees ratably over the term of the customer’s support agreement, beginning when our eICU Program is fully operational at the customer site. As a result, to the extent we have not yet recognized any of the invoiced fees described above as revenue, we record those unrecognized amounts on our balance sheet as deferred revenues.
     Our eICU Program has a lengthy sales cycle, which is at least nine months and typically takes longer. As a result, it is difficult for us to predict the quarter in which a particular sale may occur. We believe that many of our current customers would be considered early adopters of innovative technologies. As we seek more widespread market acceptance of the eICU Program, we are experiencing a longer sales cycle. Accordingly, our sales may vary significantly from quarter to quarter. In addition, because we currently recognize revenues from customer contracts ratably over the term of our support agreements, a change in new customer sales or renewals of support agreements in any one quarter or series of quarters may not be immediately reflected in our financial results and may negatively affect our revenue in future quarters.
     Our backlog of contractually committed future revenues is a result of our multi-year customer support agreements combined with our ratable revenue recognition methodology. As of June 30, 2007, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $63.8 million. As of December 31, 2006, our revenue backlog amounted to $71.6 million, of which we expect to recognize approximately 49% of in 2007. As of December 31, 2005, our revenue backlog amounted to $70.2 million, of which 40% was recognized in 2006. Our backlog will decrease as we recognize revenues under existing contracts, and it will increase if we sign more contracts for new customers and additional beds for existing customers. The decrease in our backlog since December 31, 2006 is the result of the lengthening of the sales cycle for our eICU Program. Our backlog would also decrease if any of our customers are unable to fulfill their obligations under their agreements with us or terminate their agreement with us prior to expiration. Our customers may terminate their agreements if we breach any material term and fail to cure the breach within a specified time after receipt of written notice of the breach, which is typically 30 days.
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

     Although we currently recognize substantially all of our revenues ratably over the term of our customer support agreements, we recognize sales commissions at the time a customer agreement is executed. Accordingly, we incur a portion of our sales and marketing expense prior to the recognition of the corresponding revenue. We recently hired a new Vice President of Sales and a new Vice President of Marketing, and we plan to continue to invest in sales and marketing by increasing the number of direct sales personnel in order to add new customers and increase sales to our existing customers. We also plan to expand our marketing activities. As a result, we expect to incur increased sales and marketing expenses in future periods.
     Research and Development. Research and development expense consists primarily of salaries, benefits and stock-based compensation related to personnel who work on the development of new products, enhancement of existing products, quality control and testing. We expect to incur increased research and development expenses in future periods.
     General and Administrative. General and administrative expense consists primarily of:
•	salaries, benefits and stock-based compensation related to general and administrative personnel;

•	professional fees; and

•	facilities and other related overhead.
     We expect that general and administrative expenses will increase in absolute terms and as a percentage of revenue in the foreseeable future as we invest in infrastructure to support our growth and incur additional expenses related to account management personnel, and being a publicly traded company, including increased audit fees and costs of compliance, primarily resulting from the Sarbanes-Oxley Act of 2002.
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

     We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with customers, including our post-contract customer support services. Accordingly, we recognize revenue from customer arrangements ratably over the post-contract customer support service period, which is typically three years. If we are able to objectively and reliably determine the fair value of the post-contract customer support services, we will begin to recognize revenue from the delivered software and implementation services upon customer acceptance. Through June 30, 2007, support agreements for four eICU Centers were renewed for additional three-year terms. Support agreements are subject to renewal for six eICU Centers during the remainder of 2007 and 13 eICU Centers in 2008. If a significant number of these customers renew their support agreements at a consistent renewal rate with similar terms, we may be able to objectively and reliably determine the fair value of the post-contract customer support services as early as 2008.
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
     Historically, we have recorded insignificant amounts of bad debt expense, and at June 30, 2007, we estimated that all accounts receivable were likely to be collected. We may determine in future periods that allowances for uncollectible accounts receivable are required, based on changes in conditions and trends or customer payment history.
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
     We reported approximately $128,000 of capitalized software costs, net of accumulated amortization, in other assets in our balance sheet as of June 30, 2007 and approximately $177,000 as of December 31, 2006. We are generally amortizing these costs over a three-year period.
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

     As a result of our reassessment of the fair value of our common stock underlying stock option grants to employees, we will record stock-based compensation expense ratably for each stock option granted during the reassessed periods based upon the difference between the retrospectively determined fair value of our common stock at the date of the stock option grant and the exercise price of the stock option. Additionally, for stock option grants subsequent to December 31, 2005, we account for stock-based compensation relating to stock options granted to non-employees based on the fair value of the options granted, using the Black-Scholes-Merton option-pricing model. We measure the fair value of the option issued to a non-employee as of the earlier of the performance commitment date or the date the services required under the arrangement with the non-employee have been completed. We recognize estimated amounts of stock-based compensation expense as the non-employee performs under the arrangement. We adjust our estimates as of the final measurement date. For the six months ended June 30, 2007, we recorded $1.4 million of stock-based compensation expense compared to $1.2 million for the six months ended June 30, 2006.
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
     We have concluded that it is more likely than not that we will realize the $12.7 million of net deferred tax assets that we reported at June 30, 2007. In order to realize these assets, we will need to generate sufficient taxable income in the periods in which the deductible temporary differences or tax credit and loss carryforwards represented by these deferred tax assets are reported in our income tax returns. We only recently began to report taxable income, and accordingly our estimates of the realization of these assets could change in future periods if our operating results deteriorate.
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
Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues:
License revenue	45%	45%	45%	45%
Service revenue	55	55	55	55

Total revenues	100	100	100	100
Direct cost of revenues:
Cost of licenses	3	3	3	3
Cost of services	16	16	17	16

Total direct cost of revenues	19	19	20	19

Gross profit	81	81	80	81
Operating expenses:
Sales and marketing	15	13	17	14
Research and development	19	17	20	17
General and administrative	32	31	32	32

Total operating expenses	66	62	69	63

Income from operations	15	19	11	18
Other income:
Total other income	16	18	9	19

Income before income taxes	31	38	20	36
Income tax expense	14	14	9	13

Net income	17%	24%	11%	23%

Three Months Ended June 30, 2007 and 2006
     Revenues. Total revenues for the three months ended June 30, 2007 were $9.1 million, an increase of $1.5 million, or 20%, over total revenues of $7.5 million for the three months ended June 30, 2006.
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
     We currently record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the initial post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any reporting period contributes more to revenues during that period than a comparable eICU Center that is activated late in that reporting period. In addition, when the initial post-contract customer support period for an eICU Center expires, revenues recognized in future support periods for the eICU Center typically represent only the ongoing support fees. As a result, the increase in revenues for any reporting period does not directly correlate to the increase in the number of total activated eICU Centers.
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
     Total deferred revenue decreased from $47.8 million as of June 30, 2006 to $41.6 million as of June 30, 2007. The decrease in deferred revenue was primarily due to the recognition of portions of deferred revenue as revenue without a corresponding amount of billings booked, pursuant to our revenue recognition policy, as deferred revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the three months ended June 30, 2007 was $1.7 million, an increase of $279,000, or 19%, over total direct cost of revenues of $1.4 million for the three months ended June 30, 2006. The increase was primarily due to increased third-party licenses of $108,000, increased support costs of $48,000, and increased implementation costs of $123,000. These increases were a direct result of the growth in the number of activated eICU Centers and beds. We had 40 full-time equivalent employees who provided technical, clinical and post-contract support services at June 30, 2007 compared to 38 full-time equivalent employees at June 30, 2006.
     Total deferred contract costs decreased from $4.7 million as of June 30, 2006 to $4.4 million as of June 30, 2007.
     Gross Profit. Gross profit increased from $6.1 million for the three months ended June 30, 2006 to $7.3 million for the three months ended June 30, 2007. Gross profit as a percentage of total revenues was consistent at 81% for both periods.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended June 30, 2007 were $1.2 million, an increase of $64,000, or 6%, over sales and marketing expenses of $1.1 million for the three months ended June 30, 2006. The increase in sales and marketing expenses was primarily due to increased employee-related expenses of $70,000, offset by decreased non-cash stock-based compensation expense of $38,000. We had 14 full-time equivalent sales and marketing employees at June 30, 2007 compared to 12 full-time equivalent employees at June 30, 2006.
     Research and Development Expense. Research and development expenses for the three months ended June 30, 2007 were $1.6 million, an increase of $136,000, or 9%, over research and development expenses of $1.4 million for the three months ended June 30, 2006. The increase was primarily due to increased employee salaries and contractor related expenses of $105,000. We had 35 full-time equivalent research and development employees at June 30, 2007 compared to 36 full-time equivalent employees at June 30, 2006.
     General and Administrative Expense. General and administrative expenses for the three months ended June 30, 2007 were $2.8 million, an increase of $426,000, or 18%, over general and administrative expenses of $2.4 million for the three months ended June 30, 2006. The increase in general and administrative expenses was primarily due to increased salaries and other employee-related expenses of $337,000, including increased non-cash stock-based compensation expense of $139,000, and increased recruiting expenses of $98,000. We had 13 full-time equivalent general and administrative employees at June 30, 2007 compared to 14 full-time equivalent employees at June 30, 2006.
     Other Income. Other income for the three months ended June 30, 2007 was $1.7 million, compared to $1.2 million for the three months ended June 30, 2006. The increase was due to an increase in our average monthly cash, cash equivalents and marketable securities balances during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

     Income Taxes. Our income tax expense for the three months ended June 30, 2007 was $1.3 million, compared to $1.1 million for the three months ended June 30, 2006. The increase is due to income before income taxes of $3.4 million for the three months ended June 30, 2007 compared to income before income taxes of $2.3 million for the three months ended June 30, 2006 net of the impact of a decrease in the effective tax rate. The effective tax rate for the three months ended June 30, 2007 was 37%, compared to 46% for the three months ended June 30, 2006. This decrease is primarily due to the effects of certain tax deductions and credits in 2007 that were not present in 2006.
Six Months Ended June 30, 2007 and 2006
     Revenues. Total revenues for the six months ended June 30, 2007 were $17.8 million, an increase of $3.6 million, or 25%, over total revenues of $14.2 million for the six months ended June 30, 2006.
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
     We currently record revenue attributable to our eICU Centers monthly, on a pro rata basis, over the initial post-contract customer support period, which typically is three years and begins after the eICU Center is activated. An eICU Center that is activated early in any reporting period contributes more to revenues during that period than a comparable eICU Center that is activated late in that reporting period. In addition, when the initial post-contract customer support period for an eICU Center expires, revenues recognized in future support periods for the eICU Center typically represent only the ongoing support fees. As a result, the increase in revenues for any reporting period does not directly correlate to the increase in the number of total activated eICU Centers.
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
     Total deferred revenue decreased from $47.8 million as of June 30, 2006 to $41.6 million as of June 30, 2007. The decrease in deferred revenue was primarily due to the recognition of portions of deferred revenue as revenue without a corresponding amount of billings booked, pursuant to our revenue recognition policy, as deferred revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the six months ended June 30, 2007 was $3.4 million, an increase of $522,000, or 18%, over total direct cost of revenues of $2.8 million for the six months ended June 30, 2006. The increase was primarily due to increased third-party licenses of $259,000, increased support costs of $120,000, and increased implementation costs of $143,000. These increases were a direct result of the growth in the number of activated eICU Centers and beds. We had 40 full-time equivalent employees who provided technical, clinical and post-contract support services at June 30, 2007 compared to 38 full-time equivalent employees at June 30, 2006.
     Total deferred contract costs decreased from $4.7 million as of June 30, 2006 to $4.4 million as of June 30, 2007.
     Gross Profit. Gross profit increased from $11.4 million, or 80% of total revenues, for the six months ended June 30, 2006 to $14.4 million, or 81% of total revenues, for the six months ended June 30, 2007. The increase in gross profit as a percentage of total revenues was primarily due to two factors. First, we realized efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base. Second, our costs of implementation declined as a percentage of revenue as we became more experienced in the implementation process.
     Sales and Marketing Expense. Sales and marketing expenses for the six months ended June 30, 2007 were $2.5 million, an increase of $23,000, or 1%, over sales and marketing expenses of $2.4 million for the six months ended June 30, 2006. The increase in sales and marketing expenses was primarily due to increased employee related expenses of $105,000, offset by decreased non-cash stock-based compensation expense of $72,000. We had 14 full-time equivalent sales and marketing employees at June 30, 2007 compared to 12 full-time equivalent employees at June 30, 2006.
     Research and Development Expense. Research and development expenses for the six months ended June 30, 2007 were $3.1 million, an increase of $274,000, or 10%, over research and development expenses of $2.8 million for the six months ended June 30, 2006. The increase was primarily due to increased employee salaries and contractor related expenses of $156,000. We had 35 full-time equivalent research and development employees at June 30, 2007 compared to 36 full-time equivalent employees at June 30, 2006.
     General and Administrative Expense. General and administrative expenses for the six months ended June 30, 2007 were $5.7 million, an increase of $1.2 million, or 27%, over general and administrative expenses of $4.5 million for the six months ended June 30, 2006. The increase in general and administrative expenses was primarily due to increased salaries and other employee-related expenses of $617,000, including increased non-cash stock-based compensation expense of $239,000, increased recruiting expenses of $337,000, increased professional fees of $83,000, and increased insurance expenses of $90,000. We had 13 full-time equivalent general and administrative employees at June 30, 2007 compared to 14 full-time equivalent employees at June 30, 2006.

     Other Income. Other income for the six months ended June 30, 2007 was $3.3 million, compared to $1.3 million for the six months ended June 30, 2006. The increase was due to increased interest income earned on our cash, cash equivalents and marketable securities balances, which increased significantly as a result of our initial public offering in April 2006.
     Income Taxes. Our income tax expense for the six months ended June 30, 2007 was $2.3 million, compared to $1.3 million for the six months ended June 30, 2006. The increase is due to income before income taxes of $6.4 million for the six months ended June 30, 2007 compared to income before income taxes of $2.9 million for the six months ended June 30, 2006 net of the impact of a decrease in the effective tax rate. The effective tax rate for the six months ended June 30, 2007 was 36%, compared to 46% for the six months ended June 30, 2006. This decrease is primarily due to the effects of certain tax deductions and credits in 2007 that were not present in 2006.
Liquidity and Capital Resources
     At June 30, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $129.8 million and accounts receivable of $5.8 million.
     Net cash provided by operating activities was $5.1 million for the six months ended June 30, 2007, compared to $5.4 million for the comparable 2006 period.
     Net cash provided by investing activities was $21.6 million for the six months ended June 30, 2007, which consisted primarily of maturities of marketable securities, compared to net cash used in investing activities of $19.3 million for the six months ended June 30, 2006, which consisted primarily of purchases of marketable securities.
     Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2007, compared to net cash provided by financing activities of $101.6 million for the six months ended June 30, 2006. The significant decrease was a result of our receipt of the proceeds from our initial public offering in the second quarter of 2006.
     We intend to fund our operating expenses and capital expenditures primarily through cash flows from operations. We believe that our current cash, cash equivalents and marketable securities together with our expected cash flows from operations will be sufficient to meet our anticipated cash requirements for working capital and capital expenditures for at least the next 12 months.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     At June 30, 2007, we had cash and cash equivalents totaling $102.9 million and marketable securities totaling $26.9 million. These amounts were invested primarily in money market funds and debt securities issued by the U.S. Treasury and other government corporations and agencies. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
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
PART II — OTHER INFORMATION
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
     In October 2005, we filed an answer, affirmative defenses and counterclaims with respect to Cerner’s complaint. In our answer we deny and provide affirmative defenses for the claims made by Cerner. In addition, we have asserted counterclaims alleging that Cerner has, among other things: (1) infringed, induced others to infringe, or contributed to the infringement of our patent; (2) misappropriated our trade secrets; (3) breached its contractual obligations to us in non-disclosure agreements; (4) engaged in unfair competition; and (5) tortiously interfered with our customer contracts and expected business. We have asked the court for an award of damages in an unspecified amount and an injunction preventing Cerner from infringing our patent, using or disclosing our trade secrets, making false or misleading statements about us or tortiously interfering with our customer contracts or expected business. We have also asked the court for an order instructing Cerner to publicly retract all false and misleading statements about our products. In November 2005, Cerner filed an answer to our counterclaim in which Cerner denies and provides affirmative defenses for the claims made by us.
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

VISICU, INC.
Date: August 6, 2007	By:	/s/ Frank T. Sample
Frank T. Sample
President, Chief Executive Officer and Chairman of the Board of Directors

Date: August 6, 2007	By:	/s/ Vincent E. Estrada
Vincent E. Estrada
Senior Vice President and Chief Financial Officer