Form 10-Q
period 2007-09-30
VISICU INC
filed 2007-11-13
CIK 1166463

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-51865
Visicu, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2107238 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding Shares at November 1, 2007

Common Stock, $.0001 par value per share	33,153,664 shares

VISICU, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
VISICU, INC.
BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	September 30,
	2006	2007
		(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$74,188	$113,039
Marketable securities	46,047	17,972
Accounts receivable	11,465	8,659
Prepaid expenses and other current assets	1,686	2,414
Deferred tax assets	7,915	5,881

Total current assets	141,301	147,965
Property and equipment:
Computer equipment and software	2,496	2,917
Office furniture and equipment	362	401
Leasehold improvements	182	207

	3,040	3,525
Accumulated depreciation	1,409	2,044

	1,631	1,481
Deferred contract costs	4,477	4,167
Deferred tax assets	6,140	6,073
Marketable securities	2,960	—
Other assets	503	323

Total assets	$157,012	$160,009

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,244	$2,856
Accrued compensation and related costs	1,581	1,432
Deferred revenue	30,290	23,883
Other current liabilities	27	28

Total current liabilities	33,142	28,199
Other long-term liabilities	468	319
Deferred revenue	19,074	15,889

Total liabilities	52,684	44,407
Stockholders’ equity:
Preferred Stock, $.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2006 and September 30, 2007	—	—
Common stock, $.0001 par value, 100,000,000 shares authorized; 32,485,185 and 33,113,580 issued and outstanding at December 31, 2006 and September 30, 2007, respectively	3	3
Additional paid-in capital	133,202	137,575
Accumulated deficit	(28,877)	(21,976)

Total stockholders’ equity	104,328	115,602

Total liabilities and stockholders’ equity	$157,012	$160,009

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues:
License revenue	$3,536	$4,644	$9,938	$12,680
Service revenue	4,622	5,406	12,418	15,164

Total revenues	8,158	10,050	22,356	27,844
Direct cost of revenues:
Cost of licenses	231	317	630	895
Cost of services (1)	1,308	1,461	3,750	4,246

Total direct cost of revenues	1,539	1,778	4,380	5,141

Gross profit	6,619	8,272	17,976	22,703

Operating expenses:
Sales and marketing (1)	834	1,038	3,282	3,509
Research and development (1)	1,325	1,441	4,164	4,554
General and administrative (1)	2,470	3,006	6,972	8,705

Total operating expenses	4,629	5,485	14,418	16,768

Income from operations	1,990	2,787	3,558	5,935
Other income (expense):
Interest income	1,571	1,645	2,896	4,944
Interest expense	(1)	(1)	(5)	(8)

	1,570	1,644	2,891	4,936

Income before income taxes	3,560	4,431	6,449	10,871
Income tax expense	1,060	1,571	2,392	3,907

Net income	$2,500	$2,860	$4,057	$6,964

Net income per share:
Basic	$0.08	$0.09	$0.18	$0.21

Diluted	$0.07	$0.08	$0.13	$0.20

Weighted-average shares outstanding used in computing per share amounts:
Basic	31,987	32,927	22,301	32,645

Diluted	34,628	34,606	32,177	34,564

(1) Amounts include non-cash stock-based compensation expense as follows:
Cost of services	$49	$22	$129	$104
Sales and marketing expense	44	214	314	412
Research and development expense	41	143	295	425
General and administrative expense	327	483	952	1,347

Total non-cash stock-based compensation expense	$461	$862	$1,690	$2,288

See accompanying notes to financial statements.

VISICU, INC.
STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2007
Operating activities
Net income	$4,057	$6,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	628	635
Amortization	100	212
Deferred income taxes	1,624	2,101
Non-cash stock-based compensation expense	1,690	2,288
Excess tax benefit from stock-based compensation	(113)	(1,541)
Changes in operating assets and liabilities:
Accounts receivable	2,804	2,815
Prepaid expenses and other current assets	(1,293)	(728)
Deferred contract costs	(43)	310
Accounts payable and accrued expenses	1,744	2,892
Accrued compensation and related costs	(100)	(149)
Deferred revenue	(1,086)	(9,452)

Net cash provided by operating activities	10,012	6,347

Investing activities
Purchases of property and equipment	(429)	(485)
Purchases of marketable securities	(98,908)	(40,194)
Maturities of marketable securities	65,368	71,229
Capitalized software additions	(51)	(109)
Other	19	(74)

Net cash provided by (used in) investing activities	(34,001)	30,367

Financing activities
Proceeds from issuance of common stock, net of issuance costs of $9.7 million in 2006	100,720	—
Repayment of obligations under capital lease	(18)	(18)
Exercise of options to purchase common stock	799	614
Excess tax benefit from stock-based compensation	145	1,541

Net cash provided by financing activities	101,646	2,137

Net increase in cash and cash equivalents	77,657	38,851
Cash and cash equivalents at beginning of period	11,379	74,188

Cash and cash equivalents at end of period	$89,036	$113,039

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
     The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of annual results. The Company manages its business as one reportable segment.
     The unaudited financial statements included herein should be read in conjunction with the audited financial statements and the notes thereto for the year ended December 31, 2006 that are included in the Company’s Annual Report on Form 10-K that was filed with the SEC on March 13, 2007.
2. Marketable Securities
     The Company considers all highly liquid investments with original maturities of 90 days or less at the time of purchase to be cash equivalents and investments with original maturities of greater than 90 days to be marketable securities. Cash and cash equivalents generally consist of cash, money market funds and federal agency notes. At September 30, 2007, the Company had marketable securities that were classified as held-to-maturity and reported at amortized cost. Held-to-maturity securities consist of debt securities issued by the U.S. Treasury and other government corporations and agencies.
     These marketable securities have expiration dates ranging from October 2007 to August 2008. At September 30, 2007, the estimated fair value of each investment approximated its amortized cost, and, therefore there were no significant unrealized gains or losses.
3. Stock-Based Compensation
     Summary of Stock-Based Compensation Expense
     For the nine months ended September 30, 2006 and 2007, the Company recorded $1.7 million and $2.3 million, respectively, of stock-based compensation expense. Prior to 2006, stock-based compensation expense was accounted for using the intrinsic value method prescribed by APB Opinion No. 25. On January 1, 2006, the Company adopted the fair value method of accounting for share-based payments prescribed by SFAS No. 123(R) using the prospective transition method. Accordingly, stock-based compensation expense includes expense associated with unvested awards at December 31, 2005 measured using the grant-date intrinsic value originally applied to those awards, and the expense associated with 2006 and 2007 grants measured using the fair value method.
     Summary of Stock Option Activity
     A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

		Weighted-
	Number of	Average
	Options	Exercise
	(in thousands)	Price
Options outstanding at beginning of year	3,438	$2.25
Options granted	1,296	9.15
Options exercised	(628)	0.98
Options forfeited	(297)	4.87

Options outstanding at September 30, 2007	3,809	$4.61

Exercisable at September 30, 2007	1,870	$1.85
     The weighted-average fair value of options granted during the nine months ended September 30, 2007 was $4.16. The total fair value of shares vested during the nine months ended September 30, 2007 was $2.3 million.

     Summary of Restricted Common Stock
     A summary of restricted common stock activity for the nine months ended September 30, 2007 is presented below:

	Number of	Weighted-Average
	shares	Grant-Date
	(in thousands)	Fair Value
Restricted common stock at beginning of year	211	$5.19
Vested	(84)	$4.69

Restricted common stock at September 30, 2007	127	$5.53

4. Net Income Per Share
     A reconciliation of basic and diluted income per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Numerator
Basic and diluted:
Net income	$2,500	$2,860	$4,057	$6,964

Denominator
Basic:
Weighted-average shares outstanding	31,987	32,927	22,301	32,645

Diluted:
Weighted-average shares outstanding	31,987	32,927	22,301	32,645
Dilutive effect of:
Stock options	2,641	1,679	2,712	1,919
Assumed conversion of preferred stock	—	—	7,164	—

Total	34,628	34,606	32,177	34,564

Net income per share
Basic	$0.08	$0.09	$0.18	$0.21

Diluted	$0.07	$0.08	$0.13	$0.20

5. Income Taxes
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48, on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $63,000 increase to unrecognized tax benefits. This increase was accounted for as an adjustment to the beginning balance of retained earnings. At January 1, 2007, the Company had $483,000 of unrecognized tax benefits, the recognition of which would reduce income tax expense. There were no significant changes to this amount during the first nine months of 2007, nor are any anticipated during the remainder of 2007.
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

     The Company expects its 2007 effective income tax rate to be approximately 36%. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluations of possible future events and transactions and may be subject to subsequent refinement or revision.
6. Concentrations of Credit Risk
     Throughout the periods presented, the Company had deposits in financial institutions in excess of federally insured amounts. These amounts were invested primarily in commercial paper, money market funds and municipal bonds. The Company has not experienced any losses on its deposits.
     The Company has three customers that represented 23%, 18% and 12% of accounts receivable as of September 30, 2006. The Company has four customers that represented 19%, 16%, 11% and 11% of accounts receivable as of September 30, 2007. The Company has no customers that represented more than 10% of revenues for the three and nine months ended September 30, 2006 and 2007.
7. Contingencies
     The Company’s first U.S. patent is the subject of ongoing legal proceedings. Cerner Corporation has filed a lawsuit against the Company in which it seeks as one of its remedies a declaration that the patent is invalid and unenforceable. Also, the Company is a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit. The Company believes that the claims against it in the foregoing lawsuits are without merit and the Company is defending the lawsuits vigorously. The Company is unable to predict the outcome of any of the foregoing lawsuits and proceedings, or to quantify any effect that they might have on its business, financial condition or operating results. If the outcome of one or more of these lawsuits or proceedings is unfavorable to the Company, its business and financial results could be materially adversely affected.
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
     Our backlog of contractually committed future revenues is a result of our multi-year customer support agreements combined with our ratable revenue recognition methodology. As of September 30, 2007, our revenue backlog, which we determine by totaling the minimum fees payable over the term of each customer contract and subtracting revenues recognized to date, amounted to $61.2 million. As of December 31, 2006, our revenue backlog amounted to $71.6 million, of which we expect to recognize approximately 49% of in 2007. As of December 31, 2005, our revenue backlog amounted to $70.2 million, of which 40% was recognized in 2006. Our backlog will decrease as we recognize revenues under existing contracts, and it will increase if we sign more contracts for new customers and additional beds for existing customers. The decrease in our backlog since December 31, 2006 is the result of an increase in revenues recognized in 2007 combined with a decrease in sales to new customers which the company believes is the result of a lengthening of the sales cycle for our eICU Program. Our backlog would also decrease if any of our customers are unable to fulfill their obligations under their agreements with us or terminate their agreement with us prior to expiration. Our customers may terminate their agreements if we breach any material term and fail to cure the breach within a specified time after receipt of written notice of the breach, which is typically 30 days.
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
     We expect that general and administrative expenses will increase in absolute terms and as a percentage of revenue in the foreseeable future as we invest in infrastructure to support our growth and incur additional expenses related to account management personnel and professional service fees, including audit, tax and legal costs.
     Legal and Regulatory Proceedings
     Our first issued U.S. patent is the subject of regulatory and legal proceedings. With regards to the regulatory proceedings, the U.S. Patent Office issued a reexamination certificate in October 2007 allowing all 26 amended claims of our patent in the second reexamination proceeding filed by iMDsoft. Additionally, in October 2007 the U.S. Patent Office initially rejected the interference claim filed by iMDsoft Ltd. requesting that the U.S. Patent Office declare an interference and that the patent be revoked and a patent with identical claims be issued to iMDsoft.
With regards to the legal proceedings pertaining to the patent, , in November 2004 Cerner Corporation has filed a lawsuit against us in which it seeks as one of its remedies a declaration that the first patent is invalid and unenforceable. In addition, in October 2007 we filed a lawsuit against iMDsoft, Ltd. and one of its customers asserting the parties have participated in activities that infringe upon both of our U.S. issued patents.
Lastly, we are a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit.
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
          Revenue Recognition
     We derive our revenues under multiple element arrangements with our customers. Under these arrangements, we license software, provide professional services and provide post-contract customer support services for our eICU Program. We recognize revenue for software licenses and services in accordance with the American Institute of Certified Public Accountants’ Statement of Position, or SOP, No. 97-2, Software Revenue Recognition , as amended. Under SOP No. 97-2, revenues from software license and service agreements are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable and collectibility is probable. We allocate the total arrangement fee among each deliverable based on the relative fair value of each of the deliverables based on vendor specific objective evidence (“VSOE”). Evidence of fair value is limited to the price or fee for the deliverable when we sell it separately from other deliverables. In the absence of evidence of the fair value of a delivered element, we allocate revenue first to the undelivered elements based on evidence of fair value, and then allocate residual revenue to the delivered elements. If evidence of the fair value of the undelivered elements is not known, we defer the revenue until such time as the only remaining undelivered element is post-contract customer support services, at which time we recognize revenue ratably over the term of the support agreement.

     License revenues consist of contracted license fees for our eICU Program as well as third-party software embedded in our eICU Program. Service revenues consist of contracted implementation service fees, post-contract support fees, travel and other direct cost reimbursements.
     We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with customers, including our post-contract customer support services. Accordingly, we recognize revenue from customer arrangements ratably over the post-contract customer support service period, which is typically three years. If we are able to establish VSOE related to our post-contract customer support services, we would begin to recognize revenue for our combined software and implementation services upon delivery. Accordingly, for customer arrangements that we would enter into after we are able to establish VSOE related to our post-contract customer support services, we would recognize the revenue from the software and implementation services when delivered, under the residual method of SOP 97-2, and not ratably over the post-contract customer support service period. The impact of this change on our financial results, which could be significant, will ultimately depend on the volume and timing of new customer arrangements entered into after we establish VSOE related to our post-contract customer support services and by the timing of their implementation, neither of which can be determined or estimated at this time.
     Through September 30, 2007, support agreements for five eICU Centers were renewed for additional support terms. Support agreements are subject to renewal for four eICU Centers during the remainder of 2007 and 13 eICU Centers in 2008. If customers renew their support agreements at a consistent renewal rate with similar terms, we may be able to objectively and reliably determine the fair value of the post-contract customer support services during the fourth quarter of 2007 or the first quarter of 2008.
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
     Historically, we have recorded insignificant amounts of bad debt expense. We may determine in future periods that additional allowances for uncollectible accounts receivable are required, based on changes in conditions and trends or customer payment history.
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
     We reported approximately $74,000 of capitalized software costs, net of accumulated amortization, in other assets in our balance sheet as of September 30, 2007 and approximately $177,000 as of December 31, 2006. We are generally amortizing these costs over a three-year period.
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
     As a result of our reassessment of the fair value of our common stock underlying stock option grants to employees, we will record stock-based compensation expense ratably for each stock option granted during the reassessed periods based upon the difference between the retrospectively determined fair value of our common stock at the date of the stock option grant and the exercise price of the stock option. Additionally, for stock option grants subsequent to December 31, 2005, we account for stock-based compensation relating to stock options granted to non-employees based on the fair value of the options granted, using the Black-Scholes-Merton option-pricing model. We measure the fair value of the option issued to a non-employee as of the earlier of the performance commitment date or the date the services required under the arrangement with the non-employee have been completed. We recognize estimated amounts of stock-based compensation expense as the non-employee performs under the arrangement. We adjust our estimates as of the final measurement date. For the nine months ended September 30, 2007, we recorded $2.3 million of stock-based compensation expense compared to $1.7 million for the nine months ended September 30, 2006.
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
     We have concluded that it is more likely than not that we will realize the $12.0 million of net deferred tax assets that we reported at September 30, 2007. In order to realize these assets, we will need to generate sufficient taxable income in the periods in which the deductible temporary differences or tax credit and loss carryforwards represented by these deferred tax assets are reported in our income tax returns. We only recently began to report taxable income, and accordingly our estimates of the realization of these assets could change in future periods if our operating results deteriorate.
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

Results of Operations
     The following table sets forth selected statement of operations data expressed as a percentage of total revenues for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues:
License revenue	43%	46%	44%	46%
Service revenue	57	54	56	54

Total revenues	100	100	100	100
Direct cost of revenues:
Cost of licenses	3	3	3	3
Cost of services	16	15	17	15

Total direct cost of revenues	19	18	20	18

Gross profit	81	82	80	82
Operating expenses:
Sales and marketing	10	10	15	13
Research and development	16	14	19	16
General and administrative	30	30	31	31

Total operating expenses	57	55	64	60

Income from operations	24	28	16	21
Other income:
Total other income	19	16	13	18

Income before income taxes	44	44	29	39
Income tax expense	13	16	11	14

Net income	31%	28%	18%	25%
Three Months Ended September 30, 2007 and 2006
     Revenues. Total revenues for the three months ended September 30, 2007 were $10.1 million, an increase of $1.9 million, or 23%, over total revenues of $8.2 million for the three months ended September 30, 2006.
     The increase in revenues was primarily attributable to an increase in: 1) the number of activated ICU beds by existing customers, 2) an increase in the number of activated customer eICU Centers, and 3) the recognition of $0.6 million in revenue for previously recorded deferred license, service and support revenue under a contract with a customer for which the company has determined, as of September 30, 2007, it has no remaining contractual obligations. The increase in revenue from additional activated beds was the result of our existing customers expanding the use of our eICU Program throughout their health systems. The increase in revenue from eICU Centers results primarily from the increase in the number of customers activated in 2004, 2005 and 2006 versus the number of customers activated in 2003, 2004 and 2005. The increase in activated customer eICU Centers during this period was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program.
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
     Total deferred revenue decreased from $46.4 million as of September 30, 2006 to $39.8 million as of September 30, 2007. The decrease in deferred revenue was primarily due to the recognition of portions of deferred revenue as revenue without a corresponding amount of billings booked, pursuant to our revenue recognition policy, as deferred revenue.

     Direct Cost of Revenues. Total direct cost of revenues for the three months ended September 30, 2007 was $1.8 million, an increase of $239,000, or 16%, over total direct cost of revenues of $1.5 million for the three months ended September 30, 2006. The increase was primarily due to increased support costs of $141,000 and increased third-party licenses of $121,000. These increases were a direct result of the growth in the number of activated eICU Centers and beds. We had 42 full-time equivalent employees who provided technical, clinical and post-contract support services at September 30, 2007 compared to 38 full-time equivalent employees at September 30, 2006.
     Total deferred contract costs decreased from $4.6 million as of September 30, 2006 to $4.2 million as of September 30, 2007.
     Gross Profit. Gross profit increased from $6.6 million, or 81% of total revenues, for the three months ended September 30, 2006 to $8.3 million, or 82% of total revenues, for the three months ended September 30, 2007. The increase in gross profit as a percentage of total revenues was primarily due to the recognition of revenue from a customer’s contract that expired in the third quarter of 2007 discussed above under Revenues. The remaining value of unamortized direct costs of this contract was minimal as a percentage of the revenue recognized in the third quarter of 2007.
     Sales and Marketing Expense. Sales and marketing expenses for the three months ended September 30, 2007 were $1.0 million, an increase of $204,000, or 24%, over sales and marketing expenses of $834,000 for the three months ended September 30, 2006. The increase in sales and marketing expenses was primarily due to increased employee-related expenses of $184,000, including increased non-cash stock-based compensation expense of $170,000 and decreased commission expense of $125,000. We had 17 full-time equivalent sales and marketing employees at September 30, 2007 compared to 11 full-time equivalent employees at September 30, 2006.
     Research and Development Expense. Research and development expenses for the three months ended September 30, 2007 were $1.4 million, an increase of $116,000, or 9%, over research and development expenses of $1.3 million for the three months ended September 30, 2006. The increase was primarily due to increased employee salaries and contractor related expenses of $107,000, including increased non-cash stock-based compensation expense of $102,000. We had 37 full-time equivalent research and development employees at September 30, 2007 and September 30, 2006.
     General and Administrative Expense. General and administrative expenses for the three months ended September 30, 2007 were $3.0 million, an increase of $536,000, or 22%, over general and administrative expenses of $2.5 million for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily due to increased salaries and other employee-related expenses of $309,000, including increased non-cash stock-based compensation expense of $156,000 and increased professional support service personnel costs of $115,000 included in general and administrative expense, increased professional fees of $127,000, and increased recruiting expenses of $69,000. We had 11 full-time equivalent general and administrative employees at September 30, 2007 compared to 14 full-time equivalent employees at September 30, 2006.
     Other Income. Other income remained level at $1.6 million for the three months ended September 30, 2007 and the three months ended September 30, 2006.
     Income Taxes. Our income tax expense for the three months ended September 30, 2007 was $1.6 million, compared to $1.1 million for the three months ended September 30, 2006. The increase is due to income before income taxes of $4.4 million for the three months ended September 30, 2007 compared to income before income taxes of $3.6 million for the three months ended September 30, 2006 net of the impact of a decrease in the effective tax rate. The effective tax rate for the three months ended September 30, 2007 was 35%, compared to 30% for the three months ended September 30, 2006. The difference is primarily due to a $500,000 tax benefit during the third quarter of 2006 based on a research and development tax credit study performed for the eight year period from 1998 to 2005.
Nine Months Ended September 30, 2007 and 2006
     Revenues. Total revenues for the nine months ended September 30, 2007 were $27.8 million, an increase of $5.5 million, or 25%, over total revenues of $22.4 million for the nine months ended September 30, 2006.
     The increase in revenues was primarily attributable to an increase in: 1) the number of activated ICU beds by existing customers, 2) an increase in the number of activated customer eICU Centers, and 3) the recognition of $0.6 million in revenue for previously recorded deferred license, service and support revenue under a contract with a customer for which the company has determined, as of September 30, 2007, it has no remaining contractual obligations. The increase in revenue from additional activated beds was the result of our existing customers expanding the use of our eICU Program throughout their health systems. The increase in revenue from eICU Centers results primarily from the increase in the number of customers activated in 2004, 2005 and 2006 versus the number of customers activated in 2003, 2004 and 2005. The increase in activated customer eICU Centers during this period was the result of the addition of sales personnel, increased marketing activity and broader market recognition and acceptance of our eICU Program.
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
     Total deferred revenue decreased from $46.4 million as of September 30, 2006 to $39.8 million as of September 30, 2007. The decrease in deferred revenue was primarily due to the recognition of portions of deferred revenue as revenue without a corresponding amount of billings booked, pursuant to our revenue recognition policy, as deferred revenue.
     Direct Cost of Revenues. Total direct cost of revenues for the nine months ended September 30, 2007 was $5.1 million, an increase of $761,000, or 17%, over total direct cost of revenues of $4.4 million for the nine months ended September 30, 2006. The increase was primarily due to increased third-party licenses of $380,000, increased support costs of $261,000, and increased implementation costs of $120,000. These increases were a direct result of the growth in the number of activated eICU Centers and beds. We had 42 full-time equivalent employees who provided technical, clinical and post-contract support services at September 30, 2007 compared to 38 full-time equivalent employees at September 30, 2006.
     Total deferred contract costs decreased from $4.6 million as of September 30, 2006 to $4.2 million as of September 30, 2007.
     Gross Profit. Gross profit increased from $18.0 million, or 80% of total revenues, for the nine months ended September 30, 2006 to $22.7 million, or 82% of total revenues, for the nine months ended September 30, 2007. The increase in gross profit as a percentage of total revenues was primarily due to three factors. First, we realized efficiency gains in the cost of ongoing support services as a result of an increasing customer and revenue base. Second, our costs of implementation declined as a percentage of revenue as we became more experienced in the implementation process. Third, the recognition of revenue from a customer’s contract that expired in the third quarter of 2007 discussed above under Revenues. The remaining value of unamortized direct costs of this contract was minimal as a percentage of the revenue recognized in the third quarter of 2007.
     Sales and Marketing Expense. Sales and marketing expenses for the nine months ended September 30, 2007 were $3.5 million, an increase of $227,000, or 7%, over sales and marketing expenses of $3.3 million for the nine months ended September 30, 2006. The increase in sales and marketing expenses was primarily due to increased employee related expenses of $217,000, including increased non-cash stock-based compensation expense of $98,000 and decreased commission expense of $59,000. We had 17 full-time equivalent sales and marketing employees at September 30, 2007 compared to 11 full-time equivalent employees at September 30, 2006.
     Research and Development Expense. Research and development expenses for the nine months ended September 30, 2007 were $4.6 million, an increase of $390,000, or 9%, over research and development expenses of $4.2 million for the nine months ended September 30, 2006. The increase was primarily due to increased employee salaries and contractor related expenses of $263,000, including increased non-cash stock-based compensation expense of $130,000. We had 37 full-time equivalent research and development employees at September 30, 2007 and September 30, 2006.
     General and Administrative Expense. General and administrative expenses for the nine months ended September 30, 2007 were $8.7 million, an increase of $1.7 million, or 25%, over general and administrative expenses of $7.0 million for the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily due to increased salaries and other employee-related expenses of $925,000, including increased non-cash stock-based compensation expense of $395,000 and increased professional support service personnel costs of $360,000 included in general and administrative expense, increased recruiting expenses of $407,000, and increased professional fees of $210,000. We had 11 full-time equivalent general and administrative employees at September 30, 2007 compared to 14 full-time equivalent employees at September 30, 2006.
     Other Income. Other income for the nine months ended September 30, 2007 was $4.9 million, compared to $2.9 million for the nine months ended September 30, 2006. The increase was due to increased interest income earned on our cash, cash equivalents and marketable securities balances, which increased significantly as a result of our initial public offering in April 2006.
     Income Taxes. Our income tax expense for the nine months ended September 30, 2007 was $3.9 million, compared to $2.4 million for the nine months ended September 30, 2006. The increase is due to income before income taxes of $10.9 million for the nine months ended September 30, 2007 compared to income before income taxes of $6.4 million for the nine months ended September 30, 2006 net of the impact of a decrease in the effective tax rate. The effective tax rate for the nine months ended September 30, 2007 was 36%, compared to 37% for the nine months ended September 30, 2006.

Liquidity and Capital Resources
     At September 30, 2007, our principal sources of liquidity were cash, cash equivalents and marketable securities totaling $131.0 million and accounts receivable of $8.7 million.
     Net cash provided by operating activities was $6.3 million for the nine months ended September 30, 2007, compared to $10.0 million for the comparable 2006 period.
     Net cash provided by investing activities was $30.4 million for the nine months ended September 30, 2007, which consisted primarily of maturities of marketable securities, compared to net cash used in investing activities of $34.0 million for the nine months ended September 30, 2006, which consisted primarily of purchases of marketable securities.
     Net cash provided by financing activities was $2.1 million for the nine months ended September 30, 2007, compared to net cash provided by financing activities of $101.6 million for the nine months ended September 30, 2006. The significant decrease was a result of our receipt of the proceeds from our initial public offering in the second quarter of 2006.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     At September 30, 2007, we had cash and cash equivalents totaling $113.0 million and marketable securities totaling $18.0 million. These amounts were invested primarily in money market funds and debt securities issued by the U.S. Treasury and other government corporations and agencies. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we believe that we do not have material exposure to changes in the fair value of our investment portfolio as a result of changes in interest rates. Declines in interest rates, however, would reduce future investment income.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     In November 2004, Cerner Corporation, a supplier of healthcare information technology, including a solution related to the delivery of care to patients in ICUs, filed a lawsuit against us in the United States District Court for the Western District of Missouri. In this matter, Cerner requests a declaration that, among other things: (1) our first issued U.S. patent, United States Patent No. 6,804,656, or the ‘656 patent, is invalid and unenforceable; (2) Cerner has not infringed our ‘656 patent; and (3) certain actions that we have taken have threatened Cerner and its customers with infringement of our ‘656 patent and constituted unfair competition and tortious interference with Cerner’s customer contracts and expected business. Cerner has asked the court for an award of damages in an unspecified amount and an injunction preventing us from threatening or initiating infringement litigation under our ‘656 patent against Cerner, its customers or potential customers and from misrepresenting the scope and substance of our ‘656 patent to Cerner’s customer or potential customers. Cerner has also alleged that we have engaged in patent misuse by making statements, assertions and representations that are false and misleading and misrepresent the scope and substance of our ‘656 patent and as a result our ‘656 patent is unenforceable.
     In October 2005, we filed an answer, affirmative defenses and counterclaims with respect to Cerner’s complaint. In our answer we deny and provide affirmative defenses for the claims made by Cerner. In addition, we have asserted counterclaims alleging that Cerner has, among other things: (1) infringed, induced others to infringe, or contributed to the infringement of our ‘656 patent; (2) misappropriated our trade secrets; (3) breached its contractual obligations to us in non-disclosure agreements; (4) engaged in unfair competition; and (5) tortiously interfered with our customer contracts and expected business. We have asked the court for an award of damages in an unspecified amount and an injunction preventing Cerner from infringing our ‘656 patent, using or disclosing our trade secrets, making false or misleading statements about us or tortiously interfering with our customer contracts or expected business. We have also asked the court for an order instructing Cerner to publicly retract all false and misleading statements about our products. In November 2005, Cerner filed an answer to our counterclaim in which Cerner denies and provides affirmative defenses for the claims made by us.
     In December 2005, the court stayed the litigation until the completion of the reexamination of our ‘656 patent by the U.S. Patent Office and any appeals. We expect that the stay will be lifted and the litigation will resume now that the U.S. Patent Office has issued a reexamination certificate in the second patent reexamination proceeding.
     In January 2005, iMDsoft, Ltd, a software company that develops and implements clinical information systems that can be used in a remote ICU monitoring system, filed a request with the U.S. Patent Office, requesting a reexamination of all of the twenty-six claims previously allowed under our ‘656 patent. In response to iMDsoft’s request, the U.S. Patent Office initiated an ex parte proceeding in which it reexamined all of the claims of our ‘656 patent. During the reexamination proceeding, we amended our patent claims. In September 2006, the U.S. Patent Office issued a reexamination certificate allowing all 26 claims of our ‘656 patent as amended. In November 2006, iMDsoft filed a second request with the U.S. Patent Office, requesting another reexamination of all the claims of our ‘656 patent. In January 2007, the U.S. Patent Office initiated a second reexamination of our ‘656 patent pursuant to iMDsoft’s second request. During the second reexamination proceeding, we amended our patent claims and presented arguments to the U.S. Patent Office intended to overcome the references cited in the second reexamination request. In October 2007, the U.S. Patent Office again issued a reexamination certificate allowing all 26 claims of our ‘656 patent as amended.

     In November 2004, iMDsoft filed an application with the U.S. Patent Office for the purpose of having the U.S. Patent Office declare an interference and requesting that our ‘656 patent be revoked and a patent with identical claims be issued to iMDsoft. In October 2007, the U.S. Patent Office initially rejected the interference application filed by iMDsoft, Ltd.
     In October 2007, we filed a lawsuit against iMDsoft, Ltd. and one of its customers in the United States District Court for the Eastern District of Pennsylvania. In this lawsuit, we have asserted that iMDsoft’s customer is infringing both our ‘656 patent and our new patent, United States Patent No. 7,256,708, which the U.S. Patent Office issued on August 14, 2007, and that iMDsoft is inducing and contributing to the infringement of these patents.
     In May 2006, we were named a co-defendant in a lawsuit filed against a customer and several physicians claiming negligent treatment and care of a patient in the customer’s intensive care unit.
     Other than the foregoing, we are not currently a party to any material legal proceedings.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, the risks and uncertainties that we believe are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There are no material changes to the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006 other than changes to the risk factor entitled, “If we are required to change the way in which we recognize revenue in the future, our financial results could fluctuate significantly, which may result in volatility in the price of our common stock,” which risk factor is updated and replaced by the risk factor set forth below. The risks and uncertainties described in our Annual Report on Form 10-K for the year ended December 31, 2006 and in this report are not the only risks and uncertainties that we face. Additional risks and uncertainties not presently known to us, that we currently deem immaterial or that are similar to those faced by other companies in our industry or business in general, also could impair our business operations or adversely affect our business, financial condition or future results.
If we are required under generally accepted accounting principles to change the way in which we recognize revenue in the future, our financial results could fluctuate significantly, which may result in volatility in the price of our common stock.
     We provide our customers with a perpetual license of our software, clinical and technical implementation services and ongoing post-contract customer support services under a three-year support agreement. We do not yet have objective and reliable evidence of the fair value of each of the elements of our arrangements with our customers, including ongoing support services. Accordingly, we currently recognize all revenue from customer arrangements, including the revenue from the software and implementations services, ratably over the term of the support agreement.
     If customers renew their support agreements at a consistent renewal rate with similar terms, we may be able to objectively and reliably determine the fair value of the post-contract customer support services during the fourth quarter of 2007 or the first quarter of 2008.
     Accordingly, for customer arrangements that we enter into after we are able to establish VSOE related to our post-contract customer support services, we will recognize the revenue from the software and implementation services when delivered, under the residual method of SOP 97-2, and not ratably over the term of the support agreement. As a result, our future financial results may vary significantly from our historical financial results, and comparisons of our operating results on a period-over-period basis may not be meaningful to investors. In addition, any such change in the way in which we recognize revenue, combined with our uncertain and lengthy sales cycle, may cause our financial results to fluctuate significantly from quarter to quarter, which may result in volatility in the price of our common stock.

Item 4. Submission of Matters to a Vote of Security Holders.
     We held our 2007 Annual Meeting of Stockholders on July 26, 2007. At the 2007 annual meeting, our stockholders voted on the election of three Class I directors identified below. The terms of the Class II directors, John A. Clarke, Thomas G. McKinley and Ralph Sabin, and the Class III directors, Stuart Altman, Frances M. Keenan and Frank T. Sample, continued following the meeting and will expire at the annual meetings of stockholders to be held in 2008 and 2009, respectively. In addition to the election of the Class I directors, two additional proposals were submitted to a vote of our stockholders at the 2007 annual meeting. All of the proposals, including the election of the Class I directors, were approved by stockholders at the 2007 annual meeting. The voting results on each of the three proposals submitted to stockholders at the 2007 annual meeting are presented below.
Proposal One: The election of three Class I directors. The vote with respect to each nominee was as follows:
(1)	29,848,082 votes were cast for the election of Michael G. Bronfein as a Class I director, and 527,977 votes were withheld;

(2)	29,711,505 votes were cast for the election of Van R. Johnson as a Class I director, and 664,554 votes were withheld; and

(3)	26,685,530 votes were cast for the election of Brian A. Rosenfeld as a Class I director, and 3,690,529 votes were withheld.
Proposal Two: The approval of an increase in the number of shares of our common stock that may be issued under the Visicu, Inc. Equity Incentive Plan, for specific awards in 2007 only. The vote with respect to this approval was as follows:
20,989,354 votes were cast for the approval of an increase in the number or our common stock that may be issued under the Visicu, Inc. Equity Incentive Plan, for specific awards in 2007 only, 1,757,918 against, 130,873 abstentions and 7,497,914 broker non-votes.
Proposal Three: The ratification of independent registered public accounting firm for 2007. The vote with respect to Ernst & Young LLP was as follows:
30,270,953 votes were cast for the ratification of Ernst & Young LLP as our independent registered accounting firm, 2,449 against, and 102,657 abstentions.

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

VISICU, INC.
Date: November 13, 2007	By:	/s/ Frank T. Sample
Frank T. Sample
President, Chief Executive Officer and Chairman of the Board of Directors

Date: November 13, 2007	By:	/s/ Vincent E. Estrada
Vincent E. Estrada
Senior Vice President and Chief Financial Officer